Form 10QSB
period 2001-04-30
CYNTECH TECHNOLOGIES INC
filed 2001-06-19
CIK 869293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended April 30, 2001

                        Commission File Number 000-30370

                           Cyntech Technologies, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

               Utah                                            87-0443172
               ----                                            ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

        4305 Derbyshire Trace, SE
              Conyers, GA                                       30094
              -----------                                       -----
  (Address of principal executive offices)                     (Zip Code)

                                 (770) 760-8732
                                 --------------
                           (Issuer's telephone number)


                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check mark  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 30, 2001, issuer had 31,353,527 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CYNTECH TECHNOLOGIES, INC.
                         (A Development Stage Company)
                     Consolidated Balance Sheet (Unaudited)

                                                                                          April 30, 2001
                                                                                          --------------
         Assets
Current assets:
     Cash                                                                                    $     9,000
     Property and equipment, net                                                                  19,000
                                                                                             -----------
                  Total assets                                                               $    28,000
                                                                                             ===========

         Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                        $   279,000
     Accrued liabilities                                                                         293,000
     Consulting fees payable                                                                     539,000
     Notes payable                                                                                72,000
     Related party notes payable                                                                 370,000
                                                                                             -----------
                  Total current liabilities                                                  $ 1,553,000

Long-term convertible debt                                                                       479,000
Long-term convertible debt - related parties                                                     751,000
                                                                                             -----------
                  Total liabilities                                                          $ 2,783,000
                                                                                             -----------

Commitments and contingencies                                                                          -

Stockholders' deficit:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding                                                    -
     Common stock, $.001 par value 100,000,000 shares
       authorized, 31,353,527 shares issued and outstanding                                       31,000
     Additional paid-in capital                                                                2,797,000
     Deficit accumulated during the development stage                                         (5,583,000)
                                                                                             -----------
                  Total stockholders' deficit                                                 (2,755,000)
                                                                                             -----------
                  Total liabilities and stockholders' deficit                                $    28,000
                                                                                             ===========

                 See accompanying notes to financial statements.

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                Consolidated Statement of Operations (Unaudited)


                                                        Three Months Ended               Nine Months Ended           Cumulative
                                                             April 30,                       April 30,            Amounts Through
                                                      2001              2000          2001              2000       April 30, 2001
                                                  -------------------------------------------------------------------------------
Sales                                              $        -      $         -    $         -      $          -      $         -
                                                   ----------      -----------    -----------      ------------      -----------
Consulting expense                                     56,000           33,000        126,000          179,000         1,061,000
Related party consulting expense                       66,000           71,000        189,000          386,000           915,000
General and administrative expenses                   100,000           38,000        160,000          125,000         2,916,000
Impairment of deposit for potential acquisition              -                -              -          76,000           350,000
                                                   ----------      -----------    -----------      ------------      -----------
                  Loss from operations               (222,000)        (142,000)      (475,000)        (766,000)       (5,242,000)

Other income                                                -                -              -                -            30,000
Interest expense                                      (51,000)         (56,000)      (152,000)        (157,000)         (371,000)
                                                   ----------      -----------    -----------      ------------      -----------
                  Loss before income taxes           (273,000)        (198,000)      (627,000)        (923,000)       (5,583,000)

Income tax benefit                                          -                -              -                -                 -
                                                   ----------      -----------    -----------      ------------      -----------
                  Net loss                         $ (273,000)     $  (198,000)   $  (627,000)     $  (923,000)      $(5,583,000)
                                                   ==========      ===========    ===========      ===========       ===========

Loss per share - basic and diluted                       (.01)     $      (.01)   $      (.02)     $      (.03)
                                                   ==========      ===========    ===========      ===========

Weighted average shares - basic and diluted        30,792,000       30,338,000     30,517,000       30,277,000
                                                   ==========       ==========     ==========       ==========

                 See accompanying notes to financial statements.

                           CYNTECH TECHNOLOGIES, INC.
                         (A Development Stage Company)
                Consolidated Statement of Cash Flows (Unaudited)



                                                             Nine Months Ended            Cumulative Amounts
                                                                  April 30,                    Through
                                                     -----------------------------------      April 30,
                                                            2001             2000                2001
                                                     ------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $(627,000)        $(923,000)     $(5,583,000)
   Adjustments to reconcile net loss to net cash
    (used in)provided by operating activities:
     Depreciation                                               6,000             6,000           24,000
     Bad debt expense                                               -             9,000            9,000
     Write-off of deposits                                          -            76,000          350,000
     Stock issued for services                                      -                 -        2,271,000
     Stock option expense                                           -                 -           27,000
     (Increase) decrease  in:
       Receivables                                                  -                 -           (2,000)
     Increase (decrease) in:
       Accounts payable                                       (90,000)           (1,000)          (1,000)
       Accrued liabilities                                    173,000            86,000          430,000
       Consulting fees payable                                308,000           744,000        1,720,000
                                                     ------------------------------------------------------
         Net cash used in
         operating activities                                (230,000)           (3,000)        (755,000)
                                                     ------------------------------------------------------

Cash flows from investing activities-
   purchase of property and equipment                               -                 -          (43,000)
                                                     ------------------------------------------------------

Cash flows from financing activities:
   Increase in related party note payable                      20,000                 -          336,000
   Increase in notes payable                                        -                 -           77,000
   Issuance of common stock                                   203,000                 -          394,000
                                                     ------------------------------------------------------
         Net cash provided by
         financing activities                                 223,000                 -          807,000
                                                     ------------------------------------------------------
Net (decrease) increase in cash                                (7,000)           (3,000)           9,000

Cash, beginning of period                                      16,000            10,000                -
                                                     ------------------------------------------------------
Cash, end of period                                        $    9,000        $    7,000       $    9,000
                                                     ======================================================

                 See accompanying notes to financial statements.

                           CYNTECH TECHNOLOGIES, INC.
                         (A Developmental Stage Company)

                   Notes to Consolidated Financial Statements
                                 April 30, 2001
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in amendment no. 2 to the Company's Registration Statement on Form 10-SB filed, on June 5, 2001, with the Securities and Exchange Commission for the years ended July 31, 2000 and 1999. Operating results for the three-month and nine-month periods ended April 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2001, or any interim period.

2.       GOING CONCERN

         As of April 30, 2001, the Company's revenue generating activities were not in place, and the Company has incurred significant losses in all periods since inception. In addition, current liabilities exceed current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management intends to convert certain current obligations into equity or long-term notes, however no formal agreements have been reached and there is no assurance that the Company will be successful in such efforts. In addition, management is seeking additional equity and debt financing, however there can be no assurance that the Company will be successful in obtaining such financing.

         The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, secure adequate new financing, and generate sufficient cash flows from operations to meet its obligations. If the Company is unable to secure additional equity or debt financing, it will not be able to continue development of its technology or begin operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.       NOTES PAYABLE

         Notes payable at April 30, 2001, consist of the following:

         Unsecured note payable to an individual
         bearing interest at 10%, due on demand               $  25,000

         Unsecured note payable to a company
         bearing interest at 10%, due on demand                   7,000

         Unsecured note payable to a stockholder
         of the Company bearing interest at 12%,
         due on demand                                           40,000
                                                            -----------
                                                              $  72,000
                                                            -----------

4.       RELATED PARTY NOTES

         Related party notes at April 30, 2001, consist of the following:

         Unsecured notes payable to an entity
         controlled by the spouse of an
         officer/majority stockholder, bearing
         interest at 9%, due on demand                         $340,000

         Unsecured note payable to a director and
         stockholder of the Company bearing
         interest at 9%, due on demand                           10,000

                                                            -----------
                                                               $350,000
                                                            -----------

5.       COMMON STOCK

         During the period ended April 30, 2001:

         The Company paid notes payable of $30,000 through the issuance of 100,000 shares of common stock to a director of the Company. The Company also received $50,000 in cash for the issuance of 200,000 shares of common stock to the same individual director and a related party company.

         The Company received $10,000 in cash from an entity controlled by the spouse of an officer/beneficial majority stockholder in connection with an underfunded exercise of stock options during the year ended July 31, 2000. Additionally, the Company received $142,886 in cash from the same individual in connection with the exercise options to purchase 699,044 shares of common stock of the Company.

6.       COMMITMENTS AND CONTINGENCIES

         Licensing Agreement

         The Company has entered into a license agreement with a related party, which grants the Company the exclusive right to certain technologies developed by another company relating to the design, manufacture, and operation of facilities to recover petrochemical feedstock from waste rubber and plastics. Under the agreement, the Company is obligated to pay $1,000,000 for Phase I for each plant or facility constructed to use the licensed technology. An additional $500,000 shall be required for each additional development phase constructed. In addition the Company shall pay a monthly license fee of 7% of gross income to the licensor for each plant. During the year ended July 31, 2000, there were no payments required under this agreement.

         The Company shall be required to commence building the following numbers of new plants within the first five years as follows:

                  Year 2001 - One plant
                  Year 2002 - Two plants
                  Year 2003 - Three plants
                  Year 2004 - Four plants
                  Year 2005 - Five plants
                  Year 2006 and thereafter - Six plants per year.

         Consulting Agreements

         The Company has a consulting agreement with an officer/stockholder that requires minimum annual payments of $144,000 and reimbursable costs of $18,000 a year for office and vehicle lease. The agreement expires on December 31, 2007.

         The Company has engaged a consultant under an agreement that expires on September 30, 2002, requiring minimum annual payments of $63,000. The Company has granted the consultant options to purchase 1,000,000 shares, expiring December 31, 2004.

         The Company has a consulting agreement with a stockholder that requires minimum annual payments of $12,000 and reimbursable costs of $8,600 a year for office and vehicle lease. The agreement expires on December 31, 2007.

         Contingencies

         The Company may become or is subject to investigations, claims, or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such item that it believes could materially affect its financial position.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

         This report includes forward-looking statements based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature.
Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others: a general economic downturn, a downturn in the securities markets, regulations that affect trading in the securities of "penny stocks," and other risks and uncertainties.

         Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We may be required to update these forward-looking statements after the filing of this report if such information becomes materially misleading. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks as discussed in amendment no. 2 to Form 10-SB filed with the Securities and Exchange Commission on June 5, 2001.

         As used in this report, the terms "we," "us," "our" and "the Company" refer to Cyntech Technologies, Inc., a corporation organized under Utah law, and our wholly-owned subsidiaries, Cyntech Technologies, Inc., a Nevada corporation, and Cyntech of Chambers County, Inc., a Texas corporation.

Results of Operations

         We had no revenues from operations from inception through April 30, 2001. Future revenues will depend on our ability to develop a Cyntech plant.

     Three Months Ended April 30, 2001 and 1999

         Our consulting fees increased to $56,000, or approximately 70%, for the three-month period ended April 30, 2001, as compared to $33,000 in such expenses for the same period in the preceding year. This increase was the result of increased consulting activity in 2001. Related-party consulting expenses decreased to $66,000, or approximately 7%, for the three-month period ended April 30, 2001, as compared to $71,000 in such expenses for the same period in the preceding year. This decrease was the result of decreased related-party consulting activity in 2001. General and administrative expenses increased to $100,000, or approximately 163%, for the three-month period ended April 30, 2001, as compared to $38,000 in such expenses for the same period in the preceding year. This increase was the result of increases in legal fees relating to the preparation of a registration statement on Form 10-SB and increased travel in 2001. Interest expense decreased to $51,000, or approximately 9%, for the three-month period ended April 30, 2001, as compared to $56,000 in such expenses for the same period in the preceding year. This $5,000 decrease was the result of a change in estimated accrued interest in 2001. However, we expect that these costs will increase in the future.

     Nine Months Ended April 30, 2001 and 1999

         Our consulting fees decreased to $126,000, or approximately 30%, for the nine-month period ended April 30, 2001, as compared to $179,000 in such expenses for the same period in the preceding year. This decrease was the result of decreased consulting activity during the first two quarters in 2001. Related-party consulting expenses decreased to $189,000, or approximately 51%, for the nine-month period ended April 30, 2001, as compared to $386,000 in such expenses for the same period in the preceding year. This decrease was the result of decreased consulting activity during the nine months ended April 30, 2001. General and administrative expenses increased to $160,000, or approximately 28%, for the nine-month period ended April 30, 2001, as compared to $125,000 in such expenses for the same period in the preceding year. This increase was the result of increases in legal fees relating to the preparation of a registration statement on Form 10-SB and increased travel in 2001. Interest expense decreased to $152,000, or approximately 3%, for the nine-month period ended April 30, 2001, as compared to $157,000 in such expenses for the same period in the preceding year. This $5,000 decrease was the result of a change in estimated accrued interest in 2001. However, we expect that these costs will increase in the future.

Liquidity and Capital Resources

         Since inception, we have relied principally on proceeds from borrowings from affiliates and others and from the issuance of securities to satisfy our cash requirements for operating activities. From inception of December 31, 1997, through April 30, 2001, we used net cash of $755,000 for operating activities and $43,000 for investing activities to purchase property and equipment. We funded these items with $394,000 received from the issuance of common stock, $413,000 in proceeds from borrowings, including $336,000 from affiliates, and $77,000 from nonaffiliates. During the year ended July 31, 2000, in order to conserve cash, $1,230,000 in consulting fees, related-party notes and advances payable, and related accrued interest were converted into long-term convertible notes due after May 1, 2002, on 30 days' demand and convertible into common stock at $1.00 per share.

Plan of Operation

         Our long-term strategy is to establish revenues through the development of Cyntech plants, beginning with an initial plant in Chambers County, Texas. Until our first Cyntech plant is constructed and placed in operation, we plan to continue to obtain required funds through borrowings from affiliates and others and from the issuance of common stock or other securities. To fund development of the Chambers County facility, we will need both to obtain significant amounts of additional equity through the issuance of common stock or other securities and to obtain project financing in the form of long-term borrowings secured by plant assets.

         We estimate that it will take approximately two to three months after the receipt of at least $2.5 million in equity financing to complete the preconstruction development of our first plant. Thereafter, we estimate that it will take an additional 15 to 18 months for actual construction. We are not likely to receive any revenues, other than possible immaterial amounts of tire stocking fees we may collect for tires we accept and store on site during construction, until 30 to 90 days after actual operations commence. Accordingly, we do not anticipate revenues from our first Cyntech plant to be received prior to the end of 2002. Delays in obtaining required financing or completing any other development component would correspondingly delay the receipt of first revenues from this project.

Capital Requirements

         As of April 30, 2001, we had deficit working capital of $1,544,000 and a stockholders' deficit of $2,755,000. We require capital for general and administrative expenses and other corporate purposes, as well as costs associated with the development, construction and initial operation of our first Cyntech plant in Chambers County, Texas.

         In connection with our sponsorship of the e-car Europe feasibility study, we have committed to make payments spread over the next 10 months that amount to a total payment of $50,000 prior to February 2002. Additionally, we expect that we will require approximately $750,000 to $900,000 between now and October 31, 2001, for general corporate purposes, including general and administrative expenses, consulting fees and costs associated with meeting our legal reporting and filing requirements. We expect to meet these needs with funds provided principally by borrowing from our affiliates, to the extent available, and our sale of common stock. No one has agreed to loan us any money or buy any of our common stock.

         In addition to general operating funds, we will require significant amounts of capital in connection with the development of our first Cyntech plant, which we estimate will cost a total of approximately $92 million. Under the terms of our agreement with Windstar Research and Engineering, Ltd., we must raise the necessary funds and commence construction of the Chambers County facility prior to December 31, 2001. If we fail to do so, Windstar has the right to terminate the agreement, although it is contractually obligated to provide 180 days' notice and give us 90 days to cure any default. Our goal is to obtain approximately $15 million to $20 million in equity through the sale of common stock, with the balance of the funds to be obtained through project financing; however, there is no guarantee that we will be successful in obtaining such funds.

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

         We are named as a defendant in an interpleader action filed with the Third Judicial District Court, Salt Lake County, Utah, on January 24, 2001, by our stock transfer agent, Atlas Stock Transfer Corporation, naming the Company, The Challenge, Ltd. (misidentified in the Complaint as "The Challenger Ltd."), and John Does 1 through 20 as defendants, entitled Atlas Stock Transfer Corporation vs. Cyntech Technologies, Inc., et al. (Case No. 010900775). These proceedings relate to stop transfer instructions we placed with Atlas Stock Transfer Corporation at the request of Tex-Oil Chemical Limited Partnership against 1,500,000 shares that had been pledged by it as collateral for payments on behalf of the Company to The Challenge, Ltd., pursuant to a consulting agreement. As of May 23, 2001, the court's file indicated that none of the named defendants had been served with the summons and complaint. It is impossible for the Company to predict whether the named defendants will ever be served. The complaint requests that the court determine the rightful owner of the shares. At present, the only monetary relief requested in the litigation is Atlas Stock Transfer's claim for attorney's fees and costs related to initiating the litigation. The Company does not consider this litigation to be material because the outcome of the litigation will have no effect on the number of shares of the Company's common stock that are issued and outstanding, and the complaint does not seek to impose liability on the Company beyond the transfer agent's legal fees. See Note 6 to Consolidated Financial Statements.

                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period ended April 30, 2001:

         The Company received $10,000 in cash from an entity controlled by the spouse of an officer/beneficial majority stockholder in connection with an underfunded exercise of stock options during the year ended July 31, 2000.

         We issued to J.W. Feighner, Jr., an accredited investor, and his affiliate 100,000 shares of our common stock in December 2000 on conversion of a $30,000 note payable and 200,000 shares of our common stock in February and March 2001 for cash of $50,000.

         In February and March 2001, Tex-Oil Chemical Limited Partnership, L.P., an accredited investor and an affiliate of R. Frank Meyer, exercised options assigned to it by R. Frank Meyer to purchase 400,000 shares for cash of $80,000.

         In April 2001, Tex-Oil exercised options assigned to it by R. Frank Meyer to purchase 61,544 shares at $0.25 per share and 237,500 shares at $0.20 per share for cash of $62,886.

         Each of the foregoing transactions was negotiated in face-to-face discussions with executives of the Company. The Company provided the purchaser with business, technical, and financial information. Each such purchaser had the opportunity to ask questions of and receive answers from executive officers of the Company and was provided with access to the Company's documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders, held on May 7, 2001, the following individuals were elected as directors of the Company for a one-year term and until their successors are elected and qualified:
                                                                       Withhold
                                    Name                   Vote For    Authority
                                    ----                   --------    ---------

        R. Frank Meyer.................................    18,252,559    --
        Michael Dumdie (nephew of R. Frank Meyer)......    18,252,559    --
        J.W. Feighner, Jr..............................    18,252,559    --
        William F. Meyer (brother of R. Frank Meyer)...    18,252,559    --

         No other matters were submitted for a vote of the stockholders at the Annual Meeting of the Stockholders.

                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None

         (b)      Reports on Form 8-K.  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CYNTECH TECHNOLOGIES, INC.


Date: June 19, 2001             By /s/ R. Frank Meyer
                                   ------------------
                                   R. Frank Meyer, President, Chief Executive,
                                   Financial and Accounting Officer