Form 10KSB
period 2001-07-31
CYNTECH TECHNOLOGIES INC
filed 2001-11-29
CIK 869293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Pursuant to Section 13 or
                        15(d) of the Securities Exchange
                         Act of 1934 for the Fiscal Year
                               Ended July 31, 2001

                        Commission File Number 000-30370

                           CYNTECH TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (770) 760-8732
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
            None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. As of November 9, 2001, issuer has not had any revenues.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of November 9, 2001, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $1,226,388.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 9, 2001, issuer had 36,614,780 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           TABLE OF CONTENTS

Item                                    Description                         Page

         Special Note about Forward-Looking Information...................   ii

                                     Part I
Item 1   Description of Business..........................................    1
Item 2   Description of Property..........................................   18
Item 3   Legal Proceedings................................................   18
Item 4   Submission of Matters to a Vote of Security Holders..............   18

                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters.........   19
Item 6   Management's Discussion and Analysis or Plan of Operation........   22
Item 7   Financial Statements.............................................   25
Item 8   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   25

                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............   26
Item 10  Executive Compensation...........................................   28
Item 11  Security Ownership of Certain Beneficial Owners and Management...   31
Item 12  Certain Relationships and Related Transactions...................   32
Item 13  Exhibits and Reports on Form 8-K.................................   36

         Signatures.......................................................   38

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

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

         Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks as discussed in "Risk Factors."

---------------------
         As used in this report, the terms "we," "us," "our" and "the Company" refer to Cyntech Technologies, Inc., a corporation organized under Utah law, and our wholly-owned subsidiaries, Cyntech Technologies, Inc., a Nevada corporation, and Cyntech Fuels of Chambers County, LLC, a Texas limited liability corporation (which we formed to conduct the activities formerly proposed to be conducted by Cyntech of Chambers County, Inc.)

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

General

         Cyntech Technologies, Inc. proposes to develop and operate plants using proprietary technologies called the Windstar ThermReTec(tm) process to produce marketable petrochemical fuel products and scrap steel through recycling hydrocarbon-based products such as tires or plastics. We have not constructed a plant to date, but intend to develop and finance an initial plant in Chambers County, Texas.

Financial Condition and Ability To Continue as a Going Concern

         We are a development stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For the fiscal years ended July 31, 2001, and July 31, 2000, we incurred net losses of approximately $1,139,000 and $1,303,000, respectively. We had an accumulated loss of $6,095,000 for the period December 31, 1997, date of inception, through July 31, 2001. At July 31, 2001, and July 31, 2000, we had net stockholders' deficits during the development stage of approximately $685,000 and $2,361,000, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of July 31, 2001 and 2000, included in this report, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

History

         The Company was organized as a Utah corporation on February 5, 1986, under the name Blythburg, Inc., and in 1987 completed its initial public offering in reliance on the Regulation A exemption from registration under the Securities Act. It changed its name to Wasatch Fiber Group, Inc. on March 24, 1988, and to Carbon Fiber Products, Inc. on December 17, 1992. On May 16, 1990, it acquired Carbon Fiber Products, Inc., which manufactured and marketed a line of carbon fiber, or graphite, golf club shafts and related products.

         Cyntech Technologies, Inc. was organized as a Nevada corporation in December 1997 to exploit proprietary technologies to produce marketable petrochemical fuel products and scrap steel through recycling hydrocarbon-based products such as tires or plastics. In July 1998, this Nevada corporation acquired preliminary planning and development concepts for a proposed plant to use these technologies to be built in Chambers County, Texas.

         In December 1998, the Utah corporation, then named Carbon Fiber Products, Inc., acquired the Nevada corporation named Cyntech Technologies, Inc. in a so-called "reverse acquisition" and recapitalization. In this transaction, Utah Carbon Fiber issued 25.9 million shares of common stock to the former Nevada Cyntech stockholders, which constituted approximately 89.3% of the 29.0 million shares of Utah Carbon Fiber then outstanding.

         Immediately prior to the above transaction between Utah Carbon Fiber and Nevada Cyntech, the stockholders of Utah Carbon Fiber effected a 16.5523-to-1 reverse stock split, which reduced the 51,312,152 shares theretofore issued and outstanding to 3,100,000 shares immediately prior to consummation of the merger with Nevada Cyntech. All share and per share amounts in this report have been adjusted to reflect such reverse stock split, unless stated to the contrary.

         Also prior to completing the above transaction, Utah Carbon Fiber issued 1,143,345 shares of common stock (18,925,000 pre reverse split shares) in consideration of services rendered and the cancellation of $996,254 owed in principal and accrued interest. In addition, Utah Carbon Fiber also transferred to an affiliated entity, H&P Investments, substantially all of its assets and liabilities, excluding trade receivables and payables. In consideration of such transfer, we cancelled $1,257,521 of indebtedness owed to H&P Investments, and H&P Investments agreed to assume $1,413,736 of indebtedness owed by us to third parties or to H&P Investments. See Part III. Item 12. Certain Relationships and Related Transactions. In addition, the former officers and directors of Nevada Cyntech became the officers and directors of Utah Carbon Fiber, which then changed its name to Cyntech Technologies, Inc.

         As a "reverse acquisition," this transaction was accounted for as a recapitalization of the Utah Carbon Fiber corporation, giving effect to the acquisition of all of the issued and outstanding stock of the Nevada Cyntech corporation. The surviving entity reflects the assets and liabilities of the Utah and the Nevada corporations at their historical book value, and the issued common stock and additional paid-in capital are that of the Utah Carbon Fiber corporation. See Part III. Item 12. Certain Relationships and Related Transactions, and Note 1 to Notes to Consolidated Financial Statements.

Proposed Business

         Petrochemicals are processed chemicals that originate from petroleum or natural gas, including synthetic rubber and plastics, consisting chiefly of compounds of the basic elements hydrogen and carbon. These compounds are also called hydrocarbons. We propose to develop and operate plants using proprietary technologies known as the Windstar ThermReTec(tm) process to produce marketable petrochemical fuels, chemicals and gases, as well as scrap steel, through the recycling of hydrocarbon-based products such as used tires and plastics.

         In developing these plants, we will need to:

         o select and acquire proposed sites that we believe will enable us to obtain required plant feedstock and a market for our products;

         o        design plants suitable for the feedstock to be processed;

         o obtain necessary financing for capital costs and initial operating expenses;

         o secure necessary environmental permits, zoning clearances and other approvals; and

         o        complete construction.

         We expect that feedstock for Cyntech plants will consist of waste tires and other rubber products or plastics, synthetic carpet and other hydrocarbon waste products. Based upon our management's discussions with state officials and tire-industry professionals, we believe that in the location of our first intended facility, the Houston metropolitan area, these materials may be obtained at no cost and that firms that generate or collect such items may pay us to accept and the recycle such materials. Because we believe that the Houston metropolitan area is representative of similar metropolitan areas nationally, we anticipate that a supply of feedstock sufficient to operate a Cyntech plant will likely be most available in industrial and commercial areas at no cost to us or even with payments to us for accepting certain feedstock. Similarly, our management's informal discussions with potential purchasers lead us to believe that markets for the products that we recover may be available in such areas.

         Preliminarily, we have determined to locate our first Cyntech plant in Chambers County, Texas, in the vicinity of the petrochemical industries of the

City of Mount Belvieu. We are now seeking the initial equity capital needed to begin development of a plant in Chambers County. As initial equity is obtained, it will be necessary to complete the remainder of the development steps outlined above. We previously signed a nonbinding engagement for project debt financing for approximately 85% of the estimated $92 million cost of the Chambers County plant, subject to a number of conditions. This engagement has now expired, and we are in the initial stages of identifying potential alternative sources of financing. As of the date of this filing, we have no commitment from any source to provide financing. We intend to design the Chambers County plant initially to process waste tires and other rubber products and plan later to add equipment to process plastics and other hydrocarbon materials.

         We have recently begun to investigate the possibilities of developing a smaller, more limited purpose, lower cost facility that would focus on the processing of waste oils into diesel fuel. We currently have not determined whether such a facility would be able to utilize the Windstar ThermReTec(tm) process we have licensed from Windstar Research and Engineering, Ltd., or whether we would be required to obtain rights to the technology from others. We have no agreements relating to any such possible facility and cannot assure that we will proceed with this investigation.

         As part of developing a Cyntech plant, we will need to enter into commitments or arrangements to acquire plant feedstock and market products recovered. We currently have no such commitments or arrangements. Based on the familiarity of our management and consultants with the nature of the petrochemical industry in the Chambers County area, we believe that feedstock may be available and that products recovered may be marketable in the Chambers County petrochemical and industrial area.

         Based upon several research missions to Europe, we believe that if we are able to construct our initial plant successfully, we may eventually expand our operations into Europe. Although we have made no commitments to engage in any European efforts beyond indicating our interest in participating in the e-car feasibility study discussed under the heading "The European Market" below, we have engaged in informal preliminary discussions with a limited number of local officials in Germany, France, Belgium and England regarding potential sites and operations. We do not expect we will be able to expand into Europe for several years, if at all.

         We have an agreement to license the Windstar ThermReTec(tm) process under an Exclusive Option Agreement with Windstar Research and Engineering, Ltd., a separate company with which certain of our directors, officers and stockholders are affiliated. Therefore, this agreement was not the result of arm's-length negotiations. Under this license agreement, we can license the Windstar ThermReTec(tm) process for a plant by paying Windstar a one-time, preconstruction fee of $1.0 million for each Cyntech plant plus an ongoing royalty equal to 7% of gross operating plant revenues during the life of the plant. We will pay an additional $500,000 license fee if a plant processing either rubber or plastic is expanded to process both. We have the right to enter into these licenses for Cyntech plants until February 1, 2011, with the right of Windstar to extend the agreement for two successive 10-year periods. See Part
III. Item 12. Certain Relationships and Related Transactions: Windstar License of Windstar ThermReTec(tm) Process.

         The Windstar ThermReTec(tm) process consists of proprietary petrochemical engineering features designed to integrate selected commercially available processes. The Windstar ThermReTec(tm) process includes features that Windstar claims are unique and that are described in a patent application filed on March 4, 1998, with the U.S. Patent and Trademark Office. No patent has been issued to Windstar, we cannot assure that one will be issued, and we do not know when to expect such a determination to be made.

Business Strategy

         Our strategy is to apply petrochemical engineering technological solutions to producing marketable petrochemical fuel products and scrap steel through the disposal and recycling of hydrocarbon waste products, including tires. This involves the following key approaches:

         o Identify Feedstock Sources. We believe it is crucial in planning a plant to identify sources of feedstock for initial plant operation. We expect that a portion of the feedstock will consist of material that we are paid for removing and recycling, such as rubber tires for which many communities currently pay a disposal fee. We expect that some of the feedstock will consist of material that can be obtained without cost because the informal investigation conducted by our management indicates that there currently is no readily available market for certain materials such as some rubber products and waste plastics. The terms under which we can enter into long-term arrangements to acquire feedstock will affect the possible financial return from a plant.

         o Recover Marketable Products. We will select feedstock and design plants to maximize the recovery of products for which there appears to be well-established alternative markets with competitive pricing at levels that we forecast will generate a financial return.

         o Market the Products Recovered. We will attempt to establish long-term marketing relationships with customers that we forecast will have an ongoing need for our products.

The Recycling Opportunity

         Based on management's familiarity with the industry, we believe that substantial numbers of used tires, other rubber products, and plastics are placed in aboveground and other dumpsites each year. These plastics typically include synthetic carpeting and automobile fluff, which is the plastic and nonmetal residue from automobiles. Management believes these plastics strain the limited capacity of landfills because these rubber and plastic materials are not readily biodegradable. Although governmental responses to this disposal problem have currently been limited to the imposition of recycling fees upon the initial sale of such products, such as automobile tires, our management believes, based upon its informal inquiries and discussions with state and industry officials, that such products may ultimately be barred from landfills and the costs of disposal imposed upon tire manufacturers and others who manufacture products containing significant quantities of rubber and plastics.

The Windstar ThermReTec(tm) Process

         The proprietary Windstar ThermReTec(tm) process is based on recognized general principles of thermal vacuum distillation and thermal cracking processes that produce gases that are then condensed into oils that are further distilled to enhance the quality and economic value of the products. The technology combines several currently available petrochemical processes linked together with proprietary features. Principal equipment and process components used in the process are widely used in refineries or chemical plants. The proprietary features of the Windstar ThermReTec(tm) process relate to the design of the system to integrate and monitor these components to significantly enhance the yield when converting feedstock into useable, marketable products. The Windstar ThermReTec(tm) process has been tested in a pilot plant, as discussed below, but no full-scale plant has been constructed to date. The pilot-plant test processing approximately 40 pounds per hour of waste tires shredded to a nominal one-inch size resulted in the production of oil, gas and carbon black. We cannot assure that this technology will recycle rubber or plastic feedstock efficiently or economically in a full-scale plant in actual operation.

         The plant components and processes used to recycle rubber products and plastics are different in several details. Therefore, a plant designed to recycle rubber cannot recycle plastics and vice versa. Accordingly, if we were to have a single plant process both rubber and plastics, we would be required to build two separate process systems at such plant.

         Cyntech plants will be designed to produce the following products:

         o liquefied petroleum gases, including propane, butane and ethylene, among others;

         o intermediate petrochemical feedstocks, which are gas oils used to produce methanol, naphtha, kerosene, diesel and gasoline; and

         o residual process gases used for cogeneration of electricity, steam boilers or as a general plant fuel.

         The quantity and proportion of the products actually produced will depend principally on the feedstock for a particular plant. We expect that a plant recycling rubber tires would produce the following proportions of products: methanol 50%, gas oil 35%, and liquefied petroleum gas 10%. The remaining 5% would be process gas, which remains after the other products are recovered and is often considered waste and flared off in refineries and similar operations. We believe that, based upon our testing, we may be able to use this process gas for cogeneration of electricity or heating steam boilers in our facility. We will also recover scrap steel from the tires we process.

         We have conducted testing of the Windstar ThermReTec(tm) process over the last several years. The most recent testing was conducted in October 1999 at a testing facility owned by the manufacturer of the thermal cracking unit that we propose to use. The testing was conducted for 16 hours a day for three days by our management and consultants, at a sustained predetermined rate where the outflow process gas was measured and condensed to produce the gas oil component. Both the process gas and the gas oil were collected and analyzed by an independent and certified A.S.T.M., or American Society of Testing and Materials, facility. The other end products were collected and transported to other testing facilities.

         The results of the October 1999 testing were consistent with our more limited previous testing. The available equipment allowed us to produce gas oils (naphtha, kerosene and diesel), process gas (wet stream liquid propane, not fractionated) and carbon black. The testing process did not include a gas stream fractionating unit, but we had the gas stream analyzed by an independent laboratory that confirmed the expected results. The proposed facility for Chambers County has been designed based on the technology and equipment used in that test.

Proposed Construction of Chambers County Plant

         We propose to develop and build a Cyntech plant to recycle used tires and other rubber products in Chambers County, in the Mount Belvieu area, approximately 15 miles east of Houston, Texas. We project the plant will have an aggregate cost of approximately $92 million to develop, construct and place in operation. The proposed project will require approximately 25 acres of land in an industrial area, which we have budgeted at a cost of about $500,000, based upon our informal survey of recent real estate transactions in the area, although we have not selected any specific parcel or entered into any land purchase agreement. The rubber recycling plant will include an approximately 60,000 square foot building for the plant and offices at a cost of approximately $4 million. We have contacted manufacturers to acquire both off-the-shelf equipment and custom-made Windstar ThermReTec(tm) process components based on the Windstar ThermReTec(tm) process, with an estimated cost of approximately $74 million to $77 million, depending on final design specifications. We estimate we will spend $10.5 million in addition for planning and design, Windstar licensing fees, financing costs, start-up expenses and related items.

         Initially, we are designing the Chambers County plant only with a design capacity to process approximately 18 million pounds of scrap tires and other waste rubber per month. We refer to this capacity as Phase I. After this rubber recycling plant is operational, we may expand the plant by adding equipment and processes to recycle approximately 20 million pounds of scrap plastics, used carpeting and auto fluff per month. This plant expansion, which we refer to as Phase II, would likely cost an additional approximately $18 million to $22 million and require the payment of an additional $500,000 license fee to Windstar. See Part III. Item 12. Certain Relationships and Related
Transactions: Windstar License of the Windstar ThermReTec(tm) Process.

         To date, we have reviewed a number of potential sites, identified potential general contractors, reviewed the qualification of possible contract plant management for the facility, and completed the equipment and installation engineering drawings. We are now preparing to apply for the air quality permit from the Texas Natural Resources Conservation Commission. Based on our management's discussions with that Texas agency, we believe that the typical time for review and approval of an air quality permit is approximately 120 to 180 days. Issuance of a permit is required prior to commencing construction. We anticipate that construction of Phase I could commence no earlier than early to mid-2002, subject to financing and issuing of the air quality permit.

         We are dependent on obtaining all of the estimated $92 million in equity and debt financing required to develop, construct and begin operation of this plant. Based upon our discussions with potential general contractors and potential plant management, we believe that Phase I construction would take approximately one year from the commencement of construction to the time the facility is ready for operation. If and when we decide to proceed with Phase II, after initial operation of Phase I, we estimate that Phase II would take approximately 12 months of construction before it would be ready for operation. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation:
Capital Requirements.

         To date, we have not constructed any facility for processing rubber or plastic feedstocks. All of the physical components we plan to include in Cyntech plants are proven and in wide use in the petrochemical industry. However, significant portions of the Windstar ThermReTec(tm) process are based on specific applications of accepted engineering principles that we have tested only on a limited basis in the laboratory and in our pilot-plant testing. The Windstar ThermReTec(tm) process has not been used in full-scale plants and is commercially unproven. Further, these Windstar ThermReTec(tm) processes, while successfully tested in our pilot-plant test, have never been integrated with the existing standard petrochemical refinery and gasification equipment and processes to be used in any operating Cyntech plant on a large-scale, commercial basis.

Plant Feedstock

         Feedstock for Cyntech plants will consist of waste tires and other rubber products or plastics, synthetic carpet and other hydrocarbon waste products. We expect that some of the feedstock will consist of material that can be obtained without cost because there currently is no readily available market for such materials, such as some rubber waste products and waste plastics.

         We also expect that a large portion of the feedstock will consist of material that we are paid for removing and recycling, such as rubber tires for which many communities currently must pay a disposal fee. Industrial facilities, municipalities or others that generate, collect or dispose of materials, such as used tires, that do not readily degrade in landfills frequently pay others to dispose of such materials. The terms under which we can enter into long-term arrangements to acquire feedstock will affect the possible financial return from a plant. In addition to such feedstock supply commitments, we will seek to establish relationships and alternative sources of additional feedstock to diversify our sources of supply. We currently have no commitments or arrangements for feedstock for the Chambers County or any other proposed plant.

         If we have to pay for plant feedstock, it will have a material and adverse effect on the financial return we expect, although management projects that we could still operate profitably, we cannot assure that this would be the case.

         We expect to obtain feedstock from a variety of sources. For Cyntech plants processing rubber feedstock, possible sources of feedstock include tire manufactures, retailers, independent used tire collectors and landfill operators. For plants processing plastic feedstock, possible sources of feedstock include refineries, consumer waste management facilities, municipalities and counties. Although currently we have no commitment or arrangement to obtain any feedstock for the plants we may develop, our management has engaged in informal discussions with officials of the Texas Natural Resources Conservation Commission and the Houston Tire Dealers' Association regarding the potentially available feedstock, and based upon those discussions, we believe that there are adequate potential supplies of feedstock in the Houston metropolitan area and that we will not be required to pay for such feedstock.

Products, Markets and Distribution of Products

         We plan to market the petrochemical fuel products and scrap steel we produce to manufacturers, retailers and users of:

         o        gas oils for the production of diesel fuels;

         o other gas oils for the production of methanol, naphtha and kerosene;

         o        residual gases and liquids;

         o        marine diesel;

         o        residual gas for cogeneration of electricity for our facility;
                  and

         o        scrap steel.

         In our first planned plant in Chambers County, Texas, we intend to market these products to refineries, petrochemical plants and others in the Houston and Gulf Coast areas. Because our products will be standard petrochemical commodities, we believe that they can be sold readily in the area. We will seek to enter into long-term agreements for the sale of products that we produce at prices that are tied to market indicators or at other prices that may be negotiated. Within the past several months, we have contacted approximately 15 potential purchasers for products we intend to produce to discuss potential demand, deliverability and prices. Based upon these initial contacts and their informal expressions of interest, we expect that we may be able to enter into agreements to sell some, if not all, of our products, before construction of the Chambers County facility commences, but we have no agreements in place now and cannot assure that we will be able to establish any marketing arrangement. We expect to increase our product marketing efforts as our engineering, financing and construction efforts increase. We expect that we may not be able to reach agreements with potential purchasers of the products we produce until construction and initial operation of a Cyntech plant. Therefore, we may have invested significant amounts in the construction and initial operation of a Cyntech plant before knowing whether we will be able to sell the products that we produce. Our inability to establish firm price and long-term sales contracts for the products we produce may adversely affect our ability to obtain required project financing. Our inability to develop a customer base may adversely affect our results of operations. We may operate at a loss. Based upon our preliminary informal discussions with potential purchasers, we believe that we will be able to sell scrap steel to steel plants in the Gulf Coast market, but again we have no arrangement to do so.

         We believe, based upon our pilot-plant test results and discussions with our consulting engineers, that we may be able to use residual gas we produce as fuel feedstock for a gas turbine unit to generate at least a portion of the electricity needed for the Chambers County facility.

         While we believe, based upon our initial informal marketing contacts and inquiries, that most of the products will be able to be sold within 10 to 25 miles of our Chambers County facility, we estimate that the maximum marketing distance from one of our facilities would generally be approximately 50 miles. Transportation costs will likely reduce the financial return or make it uneconomical to deliver most of our products beyond that distance.

Additional Facility Proposals

         Although we have no commitments to construct any particular additional facilities, our agreement with Windstar Research and Engineering requires that we construct 45 facilities over the initial 10-year term of that agreement. We are currently investigating preliminarily the possibilities of constructing additional facilities in Tampa, Florida, and in the Corpus Christi and Dallas-Fort Worth areas of Texas. We estimate, even if we are able to meet our anticipated schedule for the Chambers County facility, that construction of our next domestic facility could commence no earlier than mid-2002.

The European Market

         We propose to participate as one of a number of sponsors of a feasibility study for e-car Europe, being conducted by Ernst & Young, LLP. In order to participate, we will be required to pay a $50,000 sponsorship fee by February 2002. The e-car Europe study, which is scheduled to be completed by April 1, 2002, proposes to investigate a number of methods for recycling automobiles and their component parts. If we are identified as a viable participant in the European automobile recycling industry as a result of the e-car Europe study, we may have an opportunity--but no obligation--to begin development of a European facility.

         We have also considered the possibility of locating facilities in Germany, France, Belgium and England. While our initial inquiries included preliminary discussions with local governmental officials regarding potential facility locations, we have not entered into any agreements to locate facilities in any of those countries and do not intend to do so in the immediate future.

Competition within our Proposed Industry

         Although there are other entities that recycle automobile tires and other feedstock similar to that we propose to use, we believe, based upon the research and discussions with industry members conducted by our management, that other participants in this industry currently produce crumb rubber products for playgrounds and rubber mats and fuel for cement kilns. We estimate that the prices we may receive for the products we produce will likely be higher than the prices for crumb rubber, which may enhance our competitive position. Other industry participants, however, are substantially ahead of our current state of development, are likely to have significantly more resources at their disposal, and may have entered into agreements to obtain feedstock in certain areas that would make it difficult or impossible for us to compete successfully.

Risk Factors

         An investment in our common stock involves significant risks. In addition to the negative implications of all information and financial data included or referred to directly in this report, you should carefully consider the following risk factors before you decide to buy our common stock. This report contains forward-looking statements and information concerning our business and its future prospects. Those forward-looking statements should be read together with these risk factors, because these risk factors could cause actual results to differ materially from those forward-looking statements.

Risks Related to our Capital Requirements

         We need additional funds in order to continue.

         We will need additional funds in order to continue. As of July 31, 2001, we had a working capital deficit of $626,000 and a stockholders' deficit during the development stage of $785,000. We have no revenues from any source and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, our recurring expenses are approximately $175,000 to $250,000 per quarter for general, administrative and other operating expenses unrelated to the development of our proposed Cyntech plant in Chambers County, Texas. The majority of this amount is related to consulting expense and related party consulting expense on which we expect to be able to defer payment or satisfy through the issuance of securities. Actual cash expenditures for general, administrative and other operating expenses are expected to be approximately $75,000 to $100,000 per quarter. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to develop our Chambers County plant, satisfy increased reporting and stockholder communications obligations under the securities laws, and seek needed additional capital required for our proposed business. We cannot assure that we will be able to obtain funds required to continue. We will need substantial amounts of additional equity capital in order to develop our proposed Chambers County plant.

         We will require substantial amounts of debt project financing to develop our proposed Chambers County plant.

         We estimate that we will require approximately $77 million in project financing in order to develop our proposed Chambers County facility. We previously engaged an unrelated firm to provide project financing equal to 85% of permitted plant costs, subject to a number of material conditions that we were required to satisfy, including to:

         o        design and complete the engineering of the plant;

         o execute contracts to obtain a site for the plant, construct and manage the plant, obtain a supply of feedstock, sell our products, and accomplish other tasks;

         o        obtain all required licenses and other approvals;

         o obtain a financial bond to pay the loan balance plus related costs if we default;

         o provide a report to the lender from an independent engineer to the effect that our financial forecasts relating to the operation of the plant are accurate and will result in adequate cash flow to repay the borrowings; and

         o        satisfy a number of other requirements.

         Our previous engagement with this firm expired before we were able to obtain the initial equity needed to fund or meet the foregoing obligations.

Although the foregoing financing opportunity has expired, we expect that our ability to obtain any project financing may be subject to similar conditions. We cannot assure that we would be able to meet such conditions. If debt financing cannot be obtained, we might be required to seek additional equity capital, which may dilute the interest of all stockholders.

         We must obtain a substantial amount of equity capital before we complete project financing for our proposed Chambers County plant.

         We estimate that we will be required to obtain approximately $15 to $20 million or more in additional equity capital in order to qualify for project financing for our proposed Chambers County plant. We anticipate that substantially all of the needed equity capital must be raised in order to satisfy the financial conditions for a minimum debt-to-equity ratio to qualify for project financing for the Chambers County plant. Delays in obtaining our required equity capital will correspondingly delay our satisfaction of the conditions that may be required to arrange project financing and, in turn, the construction of the Chambers County plant. Even if we are able to raise the equity that we estimate we will need to qualify for project financing, we may nevertheless be unable to obtain that financing, which may force us to seek even more equity and potentially further dilute the interest of existing stockholders. If we are unable to obtain required funding from debt and equity sources, we may be unable to construct a plant, commence operations, or continue in existence.

         We anticipate having substantial future capital needs.

         Even if we are able to fund construction of the Chambers County plant, we estimate that our future capital needs, particularly for expansion of the proposed Chambers County plant to process waste plastics as well as for developing any additional plants that we may undertake in the future, will be substantial. The extent of our future capital requirements will depend on many factors, including our possible desire to develop additional plants, success in developing additional plants, results of operations, the availability of funding from third parties through strategic alliances, joint ventures or other collaborative arrangements, and other factors not within our control. We cannot estimate the extent of our future capital needs, and it is possible that our estimates will be inaccurate to a significant degree. Based on our current estimates, however, we anticipate that we will seek additional required funds from the sale of securities, new borrowings or other external sources. If our capital expenditures differ materially from our estimates, we may require additional financing sooner than anticipated. We have no commitments for any such additional capital that we may need. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation: Capital Requirements.

         We cannot assure that we will be able to obtain required additional funds on acceptable terms, if at all. In addition, our cash requirements may vary materially from those now planned because of the results of process testing, potential changes in the sources of feedstock and the terms on which it can be obtained, competitive technologies, future research and development, issues related to patent or other protection for proprietary technologies, regulatory approvals, and other factors. If adequate funds are not available, we may be required to delay, reduce the scope of, or cancel the proposed Chambers County facility and be unable to commit to any other plant development projects.

         If we finance the Chambers County facility with secured project indebtedness, essentially all of our assets will be encumbered and subject to foreclosure if we are unable to make the required payments.

         If we construct the Chambers County facility with project indebtedness secured by encumbrances on all of our facilities, substantially all of our operations will have been financed and leveraged through such a financing arrangement. Our investment in the Chambers County facility will only be profitable if it generates cash flow sufficient to cover the principal and interest payments due under the financing arrangement, if we are able to obtain financing. Notwithstanding any results of operations or available cash, we would be required to make payments of principal and interest on such a loan when due. Such payments may leave us with insufficient cash to fund operations, which may materially affect our ability to continue. Because essentially all of our properties and assets would likely be encumbered to secure such a loan, failure to make a payment could result in foreclosure on and loss of such properties and assets. Additionally, because of such encumbrances, it may be difficult or impossible for us to obtain alternative debt financing.

Risks Related to the Proposed Development and Operation of Cyntech Plants

         Our beliefs regarding the availability of feedstock have been based on limited information and if those beliefs are not well founded, we may not be able to operate Cyntech plants profitably.

         Our plan of operation for proposed Cyntech plants is based on our belief, formed in reliance on our management's general experience in the industry and informal conversations with operators of state and industry facilities in the area of our first proposed plant, that the feedstock we need will be available and that we may even receive a fee for accepting and disposing of various materials, particularly used tires, that will represent a substantial portion of the feedstock requirements for our plants. We have no commitment from any storage, collection or disposal facility, or other source of used tires to obtain any used tires or other feedstock for the Chambers County or any other plant. We cannot assure that we will be able to enter into any agreement under which we will be able to obtain the necessary feedstock or receive a fee for recycling used tires or other feedstock. A number of firms have previously attempted to operate various plants to recycle used tires and other feedstock, but many have been financially unsuccessful and are no longer in operation, perhaps because they were unable to obtain sufficient feedstock or fees for accepting and recycling the materials used for feedstock. If we are unable to obtain sufficient feedstock, if we are not paid to accept and recycle these materials, or if we are required to pay for feedstock, our financial return from operation of Cyntech plants would be substantially and adversely affected. We cannot assure that any Cyntech plant will be profitable.

         The Windstar ThermReTec(tm) process is in its early stages of development and we face significant technological uncertainties.

         We are in the development stage and have not yet built a facility, used the technology we have licensed in a full-scale plant, or produced any products. We expect that we will require significant further development, testing and process refinement before the first Cyntech plant will become operational. Our efforts remain subject to all of the risks inherent in new product and process development, including unanticipated technical, regulatory or other problems that could result in material delays or significant cost increases. For the near future, substantially all of our resources will continue to be dedicated to the implementation and commercialization of the Windstar ThermReTec(tm) process. The results of this implementation and commercialization of the Windstar ThermReTec(tm) process may be inconclusive or may not be indicative of the actual results of its full-scale commercial use. If we encounter unfavorable development or test results, we may be forced to abandon the implementation of specific processes or products that we might otherwise have believed to be promising, in which case we may not be able to recover costs incurred in related research and development efforts. We cannot assure that any Cyntech facility will be built, that the technology will perform as laboratory tests have indicated, or that we will ever produce any products.

         We are and will continue to be dependent on Windstar for the technology that is essential to our development and operations.

         We rely a great deal on the technical expertise of Windstar, a separate company with which certain of our officers, directors and stockholders are affiliated, and on the Exclusive Option Agreement we have entered into with Windstar for the right to use the Windstar ThermReTec(tm) technology. At the same time, however, we have little or no control over Windstar or how Windstar conducts its business. If Windstar were to breach its agreement and refuse to license the Windstar ThermReTec(tm) technology for our use, if Windstar were to breach its agreement and refuse to provide us with design, engineering and permitting assistance, if Windstar were to breach its agreement and license the Windstar ThermReTec(tm) technology to our competitors, or if Windstar were to allow its Windstar ThermReTec(tm) technology to become obsolete or outdated, it would have a material adverse effect on our operations.

         Our Exclusive Option Agreement with Windstar imposes a number of requirements on us and if we fail to perform, we may lose access to the Windstar ThermReTec(tm) process.

         Under our agreement with Windstar, we were required to pay a $100,000 licensing fee for the Chambers County facility to Windstar by May 2, 2001, an additional $250,000 licensing fee for the Chambers County facility by July 1, 2001, and the final $500,000 licensing fee for the Chambers County facility by July 31, 2001. Windstar has granted our written request to extend the due dates for the subsequent payments to August 1, 2003. Additional requirements imposed upon us by the agreement include the requirements to commence building of new facilities according to an aggressive schedule (one facility in 2003, two in 2004, three in 2005, four in 2006, five in 2007, and six in each year thereafter), pay license fees of $1.0 million per facility, and pay monthly operating fees based on gross income of any plants that become operational.

         If we fail to meet any of the requirements imposed on us by the Exclusive Option Agreement, Windstar has the right to deliver to us a notice of default that provides at least 180 days notice of termination and allows us 90 days to cure the default and thereby prevent termination of the agreement. If Windstar delivers to us a notice of default and we are unable to cure that default, Windstar may terminate the agreement with 180 days notice and we would thereafter lose access to the Windstar ThermReTec(tm) process, in which case we may be unable to continue.

         Our business is subject to substantial environmental regulation and our activities will carry certain inherent risks related to environmental, fire and public health issues.

         Our business will be subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection. These laws and regulations may impose costs on our operations that make it impossible to operate in a cost-effective manner. Initially, we need to obtain an air quality permit before we commence construction of the Chambers County facility. Because Chambers County has been designated as a "severe" nonattainment county for ozone and volatile organic compounds under the Clean Air Act, additional state permits will be required if it is determined that our facility will result in emissions of those materials above certain levels. If we are unable to obtain the required air quality permit and any additional permits that may be required, we will be unable to construct and operate the Chambers County facility, which would have a material adverse effect on the implementation of our business plan as we seek an alternate location and essentially restart much of the development process. Further, although we intend to comply with all applicable laws and regulations, we may violate one or more of these laws and regulations, which could result in the imposition of sanctions including the loss of certain permits or license, civil sanctions or criminal penalties.

         Our operations may require us to stockpile certain feedstock, such as tires, from time to time. When stockpiled above ground, tires create certain fire, public health and environmental hazards ranging from fires, which generate large and dense clouds of black smoke and are extremely difficult to extinguish, to the creation of vast breeding grounds for mosquitoes and vermin. Finally, the petrochemical products we intend to produce could create certain environmental hazards if we fail to handle them properly or if we fail to contain them.

         We will be heavily dependent on our continuing relationships with third parties.

         We have acquired the right to use the Windstar ThermReTec(tm) technology, which will form the basis for our operations, from Windstar, an affiliated entity. If we were to become unable to utilize that technology, or if the use of that technology were to prove not to be cost-effective, it would have a substantial adverse effect on our development and our ability to commence and continue operations.

         Additionally, our strategy for the development of our plants and marketing our products requires us to enter into agreements with providers of feedstock and customers for the products we intend to produce. Our commercial success will be dependent upon these outside parties performing their respective contractual responsibilities. Based on publicly available information, we believe that the inability to obtain feedstock and be paid for accepting that feedstock at a rate that makes production cost-effective may have substantially reduced the economic return for other rubber and plastic recycling facilities. There can be no assurance that we will be able to negotiate these agreements on favorable terms or at all. Even if we are able to enter into the necessary agreements, there can be no assurance that such parties will perform their obligations as expected. Our prospects will be significantly affected by our ability to successfully obtain agreements with suppliers of feedstock, principally used tires and plastics, and sales contracts for the sale of products to customers located within a reasonable distance from our facility.

Risks Related to our General Proposed Business

         We remain at an early stage of development, have not yet tested our processes in full-scale plants, and have no operating history, all of which makes it difficult for investors to determine whether we will accomplish our objectives.

         Because we only recently initiated our proposed business, we are still at an early stage in the development of our proposed Cyntech plants. We have not tested our processes in a full-scale plant. Therefore, we have no operating history on which investors can base an evaluation of our business and prospects. Accordingly, potential investors must consider the risks and difficulties we face as an early stage company with no operating history proposing to enter into an innovative and untested business. Our business objectives must be considered speculative, and there is no assurance that we will satisfy those objectives. We cannot be certain that our business strategy will be successful.

         We are heavily dependent on our executive officers.

         Our success depends on the continued contributions of our executive officers, particularly R. Frank Meyer, our President, and Charles Tovey, Senior Vice President for Engineering and Operations. Mr. Meyer is central to our vision, development and growth and has been chiefly responsible for developing all of our relationships with our other executives, directors and external consulting entities. Charles Tovey has played a substantial role in the development of our business plan and the industry relationships we have developed, particularly in Texas. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on consultants for various engineering, design and other specialized services, we will need to recruit and retain additional personnel, including technical advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations. See Part III. Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Our officers and directors are subject to conflicts of interest.

         Our officers and directors and their affiliates have been, are and will continue to be subject to significant conflicts of interest. Certain officers and directors will be subject to competing demands for their time as they divide their attention between our business and their other business and investment interests. Certain of our directors, officers and stockholders have been or are affiliated with Windstar, the licensor of the Windstar ThermReTec(tm) technology. The Exclusive Option Agreement under which we will obtain technology from Windstar was not the result of arm's-length negotiations. There can be no assurance that any of the foregoing or other conflicts of interest will be resolved in favor of our stockholders or us. We have adopted no policies respecting the resolution of actual or potential conflicts of interest.

         If we are unable to protect our intellectual property, we may lose a valuable asset or incur costly litigation to protect our rights.

         Our success will depend, in part, upon our intellectual property rights. We obtain rights to such intellectual property under our Exclusive Option Agreement with Windstar. To date, Windstar has not been granted and does not hold any patents. A patent application was made for certain proprietary technology on March 4, 1998, and has been assigned to Windstar, a separate company with which certain of our officers and stockholders are affiliated. That patent application has not yet been approved, we cannot assure that any patent will be granted, and we are unsure when such a determination will be made. We also will rely on unpatented trade secrets and know-how to protect the Windstar ThermReTec(tm) process. If the patent application assigned to Windstar is denied, we will be forced to rely to a greater degree on trade secrets and know-how and our ability to protect our intellectual property will be reduced to some degree. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We intend to protect our proprietary information by entering into confidentiality agreements with employees, consultants and potential business partners. These agreements may be breached or terminated, creating a potential or actual loss of our confidential trade secrets and know-how. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

         Third-party claims that we infringe upon their intellectual property rights could be costly to defend or settle.

         Litigation regarding intellectual property rights is common. We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. Although we believe, based upon assurances from Windstar, that our intellectual property rights in the Windstar ThermReTec(tm) technology will be sufficient to allow us to operate and market our products without incurring third-party liability, third parties may bring claims of infringement against us. Windstar is contractually obligated to defend those claims, but we cannot assure that Windstar will have the financial resources to do so. These claims may or may not have merit. Any litigation to defend against claims of infringement or invalidity could result in substantial costs and a diversion of resources. Furthermore, a party making a claim could secure a judgment that requires us to pay substantial damages. We may not be able to obtain indemnification from Windstar, the owner of the Windstar ThermReTec(tm) technology. Our business, operating results and financial condition could be harmed if any of these events occurred.

         There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

         The Securities and Exchange Commission, or the SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

         We have never paid any dividends and do not expect to do so in the future.

         We have not paid dividends in the past, and we do not plan to pay dividends on such stock in the future, even if we were to become profitable. Earnings, if any, are expected to be used to obtain license agreements and use the Windstar ThermReTec(tm) technology in additional facilities and for general corporate purposes, rather than for distributions to holders of common stock.

         There are substantial options outstanding that may limit our ability to obtain financing in the future and that may be exercised when the effect would be to depress the market price of the common stock.

         We have issued and outstanding options to purchase up to an additional 3,510,838 shares of common stock at a weighted average exercise price of $0.34 per share and options to purchase 3,000,000 shares of preferred stock at $0.50 per share. The existence of such options may prove to be a hindrance to future financing, and the exercise of options may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options could adversely affect the prevailing market price of our common stock. Further, the holders of options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

         We may have incurred contingent liabilities in connection with our previous sales of common stock, in which we may have issued securities without an available exemption from registration under the Securities Act of 1933.

         We have issued an aggregate of approximately 5.8 million shares of common stock since the reorganization between Nevada Cyntech and Utah Carbon Fiber in December 1998 in reliance on exemptions from registration under the Securities Act. Unless the sales of the shares qualify for an exemption from registration, either pursuant to Regulation D promulgated under the Securities

Act or otherwise, the investors would have the right to rescind their purchase of the common stock if they should desire to do so. Based on management's understanding of the applicable requirements at the time we issued securities, we then believed that our sales of common stock qualified for exemption from registration. However, based on a subsequent further review and awareness of the applicable technical requirements, we are now concerned that no exemption from registration may have then been available for the issuance of 300,000 shares in the Optima transaction, 225,000 shares to Oriental, 400,000 shares in the Oxford transaction, and 300,000 shares to Messrs. Mallory and Reel in connection with the Serengeti transaction. No investor has sought rescission or made a claim for damages. Since compliance with exemptions from registration is highly technical and quite difficult, it is possible that if an investor should seek rescission, he or she would succeed. A similar situation prevails under state law in the states where the common stock may have been offered without registration in reliance on specific exemptions from registration that require compliance by us with stringent filing requirements or other conditions, some of which must be satisfied prior to making an offer in a specific state. If a number of investors were successful in seeking rescission, we would face their financial demands, which could have an adverse effect on the nonrescinding investors and us. Inasmuch as the basis for relying on exemptions from registration is factual, depending on our conduct and the conduct of persons contacting prospective investors and making the offering, we have not received a legal opinion to the effect that any offer and sale of securities has been exempt from registration under any federal or state law. Instead, we have relied on the operative facts, as documented by us, as our basis for such exemptions.

         We may also be subject to civil or other enforcement or remedial actions by federal and state authorities that, upon review, may conclude that an exemption from registration was not available for various transactions in which we offered and sold securities. We have not been advised of any inquiry or investigation by any federal or state securities agency, but we cannot assure that such investigation may not be initiated in the future. If such inquiry or investigation were to result in an agency determination that action should be brought against us, we may incur costs of investigating and defending our position. Any finding in an administrative action or court proceeding that we have violated the law would impose on us the obligation to disclose such violation and may impair our ability to seek financing in reliance on certain exemptions from registration under applicable federal and state securities laws.

         If all investors to whom we have offered securities in reliance on exemptions between the reorganization between Nevada Cyntech and Utah Carbon Fiber in December 1998 and November 9, 2001, were to seek rescission, we would be exposed to claims relating to an aggregate of 5,857,253 shares that were issued in consideration of $2,881,698 in cash and $645,766 in services, for a total of $3,527,464, or approximately $0.60 per share. We do not have the financial resources to pay such a claim were it to be successfully asserted by the investors to whom we have issued such shares. Further, the existence of these contingencies could impair our ability to raise capital in the future.

         We may have materially breached the terms of our Exchange Agreement, which creates the risk of a stockholder action for injunctive relief, damages or both.

         Under the terms of section 5.02(c) of our exchange agreement relating to the combination of Utah Carbon Fiber and Nevada Cyntech, we agreed to "immediately undertake efforts" and "in no event raise less than $5 million" through a private placement of securities. Additionally, section 5.02(c) provided that "the failure to raise a minimum of equity capital . . . shall constitute a material breach of this agreement, and that such action shall be appropriate for injunctive relief . . . (as other remedies will probably be inadequate)."

         Although we have undertaken efforts to do so, those efforts have, to date, been unsuccessful and we have not raised the $5 million in equity capital. Although section 5.02(c) does not impose a specific deadline by which we are required to raise the $5 million, we may be subject to legal action by the former stockholders of Carbon Fiber Products, Inc. for injunctive or other relief. While no such litigation has been initiated or threatened as of the date of this filing, we face the risk of such litigation until the statute of limitations operates to bar such a claim or we have successfully raised the required equity capital, if we are ever successful in doing so.

Governmental Approvals, Regulations and Environmental Laws

Environmental Regulations and Permits

         Before we can begin construction of the proposed Chambers County facility, we will need to obtain a New Source Review permit from the Texas Natural Resources Conservation Commission, or Texas NRCC. Because Chambers County has been designated as a "severe" nonattainment county for ozone and volatile organic compounds, additional state permits will be required if the Texas NRCC determines that our proposed facility will result in emissions of those materials above certain levels. We cannot assure that the additional state permits will not be required, or that if they are required, we will be able to obtain those permits. The costs associated with obtaining the New Source Review permit have been included in our cost projections for construction of the Chambers County facility. Although we have budgeted for estimated costs of compliance with environmental requirements in the operation of our proposed plant, we cannot assure that actual costs may not be greater than anticipated. In addition, the failure to meet applicable requirements may result in business interruptions, suspensions or other actions that can result in expense or delays.

         In addition to the initial permitting process, our proposed activities are subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect our operations and the costs of doing business. It is possible that state and federal environmental laws and regulations will become more stringent in the future, which might increase our projected construction or operating costs.

Safety and Health Regulations

         We must also conduct our operations in accordance with various laws and regulations concerning occupational safety and health. Currently, we do not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed and amended, we are unable to predict the future effect of these laws and regulations.

Employees and Consultants

         As of the date of this filing, we had no employees. Our President and Chief Executive Officer, R. Frank Meyer, and our Senior Vice President, Charles Tovey, are engaged under written consulting agreements. J. P. Herrin, our Vice President of Engineering, currently serves on a limited-time basis without compensation. Ike Yancy, our Executive Vice President, currently serves on a part-time basis with compensation negotiated on a project-by-project basis. See
Part III. Item 10. Executive Compensation. We also engage other consultants from time to time to provide required engineering, accounting and other professional services.

         We have entered into a consulting agreement with Laska & Associates, Inc., under which we obtain management, financing and accounting services, principally through the efforts of John Laska, a certified public accountant and principal of Laska & Associates. We have agreed to pay Laska & Associates a monthly fee of $15,000, plus expenses, for the period December 31, 1997, through September 30, 1999. We have agreed to pay Laska & Associates $150 per hour, with a minimum of $5,000 per month, plus expenses, from October 1, 1999, through

December 31, 2007. We have also granted Laska & Associates options to purchase
1.0 million shares of common stock at $0.20 per share, expiring
December 31, 2007.

         Laska & Associates has agreed to defer payment of consulting fees due it until we have received sufficient funds to pay current operating expenses due others.


                         ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate office at 4305 Derbyshire Trace, SE, Conyers, Georgia 30094, is located in a separate onsite building at the residence of our President and Chief Executive Officer, R. Frank Meyer. We reimburse Mr. Meyer $175 per month, plus operating expenses, for this office, on a month-to-month basis.


                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

         We were named as a defendant in an interpleader action filed with the Third Judicial District Court, Salt Lake County, Utah, on January 24, 2001, by our stock transfer agent, Atlas Stock Transfer Corporation, naming the Company, The Challenge, Ltd. (misidentified in the Complaint as "The Challenger Ltd."), and John Does 1 through 20 as defendants, entitled Atlas Stock Transfer Corporation vs. Cyntech Technologies, Inc., et al. (Case No. 010900775). These proceedings related to stop transfer instructions we placed with Atlas Stock Transfer Corporation at the request of Tex-Oil Chemical Limited Partnership against 1,500,000 shares that had been pledged by it as collateral for payments on behalf of the Company to The Challenge, Ltd., pursuant to a consulting agreement. The court's file indicates that this action was dismissed, without prejudice, on October 31, 2001, because of the plaintiff's failure to serve any of the defendants with the complaint. It is impossible for us to predict whether this action will be refiled.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         Between January 21, 1999, and November 6, 1999, our common stock was traded in the over-the-counter market and quoted on the Electronic Bulletin Board. Before January 21, 1999, and since November 7, 1999, our common stock was and has been traded in the Pink Sheets. The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Electronic Bulletin Board and in the Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                                       High           Low
                                                   -----------     ---------
2002 Fiscal Year
    Quarter Ended October 31..................        $0.24          $0.14

2001 Fiscal Year
    Quarter Ending July 31, 2001..............        $0.40          $0.16
    Quarter Ended April 30....................         0.32           0.19
    Quarter Ended January 31..................         0.45           0.20
    Quarter Ended October 31..................         0.49           0.25

2000 Fiscal Year
    Quarter Ended July 31.....................        $0.60          $0.10
    Quarter Ended April 30....................         0.75           0.11
    Quarter Ended January 31..................         0.55           0.12
    Quarter Ended October 31, 1999............         0.625          0.312

         We estimate that as of the date of this filing, we had approximately 350 stockholders.

Penny Stock Regulations

         Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers who want to publish quotations or make a market in our common stock. See Part I. Item 1. Description of Business: Risk Factors: Risks Related to our General Proposed Business--There are Certain Rules Applicable to our Common Stock as a "Penny Stock" and those Rules May Limit the Liquidity and the Resale of our Common Stock.

Dividend Policy

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to use any future earnings primarily for the expansion of our business.

Transfer Agent

         Our registrar and transfer agent is Atlas Stock Transfer, 5899 South State Street, Murray, Utah 84107.

Recent Sales of Unregistered Securities

         In addition to those issuances disclosed on our quarterly report on Form 10-QSB for the quarter ended April 30, 2001, we have issued securities without registration under the Securities Act on the terms and circumstances described in the following paragraphs.

Stock Issued for Services

         Between May 1, 2001, and November 9, 2001, we issued 68,000 shares of restricted common stock to four persons in exchange for professional and technical services. As of the dates of these transactions, the market price for our common stock ranged from approximately $0.40 to $0.12 per share. Each of the foregoing transactions was negotiated in discussions with our President and Chief Executive Officer, R. Frank Meyer. Each such purchaser had the opportunity to ask questions of and receive answers from our executive officers and was provided with access to our documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

Stock Issued for Cash

         Between May 1, 2001, and July 31, 2001, we issued and sold an aggregate of 300,000 shares of restricted common stock for cash of $105,000, an average of $0.35 per share, to two accredited investors. As of the dates of these transactions, the market price for our common stock ranged from approximately $0.40 to $0.14 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, on of our directors or an affiliate of one of our directors. Each of the foregoing transactions was negotiated in discussions with our President and Chief Executive Officer, R. Frank Meyer. Each such purchaser had the opportunity to ask questions of and receive answers from our executive officers and was provided with access to our documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

Option Exercises

         In May 2001, Tex-Oil Chemical Limited Partnership, L.P., an accredited investor and an affiliate of R. Frank Meyer, our President and a director, exercised options assigned to it by R. Frank Meyer to purchase 237,500 shares for $47,500, or $0.20 per share, and 61,544 shares for $15,386, or $0.25 per share. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

Stock Issued in Miscellaneous Transactions

         On July 31, 2001, we issued 3,557,540 shares of restricted common stock to Windstar Research and Engineering, Ltd., an affiliate of ours, as consideration for Windstar's agreement to assume $1,778,770 of our accounts payable and long-term debt. On such date, the market price for our common stock was approximately $0.24 per share.

         On July 31, 2001, we issued 735,714 shares of restricted common stock to Tex-Oil Chemical Limited Partnership, L.P., an accredited investor and an affiliate of R. Frank Meyer, our President and a director, upon Tex-Oil's conversion of $258,312 owed by us to Tex-Oil under a convertible promissory note and $109,545 owed by us to Century Caribbean, Ltd. under a convertible promissory note that Century Caribbean had assigned to Tex-Oil. Also on July 31, 2001, we issued 600,000 shares of our common stock to Tex-Oil upon our election to convert a $300,000 note to equity. On July 31, 2001, the market price for our common stock was approximately $0.24 per share. See Part III, Item 12. Certain Relationships and Related Transactions: Agreements with Tex-Oil: Tex-Oil's Guarantee Related to Certain Consulting and Financing Arrangements.

         Each of the foregoing transactions was negotiated in face-to-face discussions with our executives. We provided the purchaser with business, technical and financial information. Each such purchaser had the opportunity to ask questions of and receive answers from our executive officers and was provided with access to our documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

Options Issued

         We issued options to purchase 7,693 shares of our restricted common stock to each of our directors as compensation for their service as directors. These options are immediately vested, have an exercise price of $0.25 per share, and expire three years after the date of their issuance. In the fiscal year ended July 31, 2001, we issued the following numbers of options to our directors:

   Name                                                      Number of Options

R. Frank Meyer.....................................              92,316
William F. Meyer...................................              92,316
Michael Dumdie.....................................              30,722
J.W. Feighner Jr...................................              23,079
Brian Haas.........................................              23,079

         Effective July 31, 2001, we issued to R. Frank Meyer, our President, Chief Executive Officer and director, options to purchase 3,000,000 shares of restricted preferred stock. These options are immediately vested, have an exercise price of $0.50 per share, and expire five years after the date of their issuance. As consideration for the issuance of these options, Mr. Meyer has agreed to waive any claim for compensation for hours worked but not compensated under his employment agreement. These options may not be exercised unless and until our articles of incorporation are amended to authorize the issuance of preferred stock that is entitled to vote with our common stock as a single class.

         In March 2001, we issued to an individual we employ as a consultant to perform miscellaneous services on a regular basis options to purchase 100,000 shares of restricted common stock. These options are immediately vested, have an exercise price of $0.50 per share, and expire five years after their date of issuance. This issuance of options was negotiated in discussions with our President and Chief Executive Officer, R. Frank Meyer. The consultant had the opportunity to ask questions of and receive answers from our executive officers and was provided with access to our documents and records in order to verify the information provided. The recipient has agreed that the shares to be issued on the exercise of the options will be restricted securities taken for investment. The certificates for such shares will bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

                         ITEM 6. MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion and analysis in conjunction with our consolidated financial statements included in this filing. The following information contains forward-looking statements. See Special Note about Forward-Looking Information. Our activities are subject to significant risks. See Part I. Item 1. Description of Business: Risk Factors.

Overview

         We propose to develop and operate plants using the Windstar ThermReTec(tm) process to produce marketable petrochemical fuel products and scrap steel through recycling waste tires, plastics, carpet and rubber products.

         We are a development stage company and have had no revenue from operations through July 31, 2001. For the years ended July 31, 2001 and 2000, we incurred net losses of approximately $1,239,000 and $1,303,000, respectively. At July 31, 2001, and July 31, 2000, we had net stockholders' deficits during the development stage of approximately $785,000 and $2,361,000, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of July 31, 2001 and 2000, included in this filing, raises substantial doubt about our ability to continue as a going concern.

         During the development period, we have experienced and continue to experience severe shortages of cash. We have met our cash requirements principally through borrowings from affiliates and others and the issuance of common stock. Although we intend to continue to rely on borrowings from affiliates in the future to meet ongoing general, administrative and other operating costs, we have no agreements with any of our affiliates or any other persons or entities to provide us funds to enable us to meet those costs. We will also require substantial amounts of capital from other sources in order to develop our proposed Chambers County plant. We cannot assure that we will be able to obtain required funds.

         In December 1998, the Utah corporation, then named Carbon Fiber Products, Inc., acquired the Nevada corporation named Cyntech Technologies, Inc. in a so-called "reverse acquisition." In this transaction, Utah Carbon Fiber issued 25.9 million shares of common stock to the former Nevada Cyntech stockholders, which constituted approximately 89.3% of the 29.0 million shares of Utah Carbon Fiber then outstanding. Immediately prior to completing the above transaction, Utah Carbon Fiber transferred substantially all of its assets and liabilities, excluding trade receivables and payables, to certain of its stockholders for 1,094,712 shares. In addition, the former officers and directors of Nevada Cyntech became officers and directors of Utah Carbon Fiber, which then changed its name to Cyntech Technologies, Inc. As a "reverse acquisition," this transaction was accounted for as a recapitalization of the Utah Carbon Fiber corporation, giving effect to the acquisition of all of the issued and outstanding stock of the Nevada Cyntech corporation. The surviving entity reflects the assets and liabilities of the Utah and the Nevada corporations at their historical book value, and the issued common stock and additional paid-in capital are that of the Utah Carbon Fiber corporation. See
Part III. Item 12. Certain Relationships and Related Transactions, and Note 1 to Notes to Consolidated Financial Statements.

Results of Operations

         We had no revenues from operations during the years ended July 31, 2001 and 2000. Future revenues will depend on our ability to develop a Cyntech plant.

Years Ended July 31, 2001 and 2000

         Our consulting fees decreased to $122,000, or approximately 72%, for the year ended July 31, 2001, as compared to $442,000 in such expenses for the same period in the preceding year. This decrease was the result of a decreased number of consultants and consulting activity in 2001. Related-party consulting expenses increased to $322,000 or approximately 16%, for the year ended July 31, 2001, as compared to $278,000 in such expenses for the same period in the preceding year. This increase was the result of an increased number of related-party consultants. General and administrative expenses increased to $476,000 or approximately 64%, for the year ended July 31, 2001, as compared to $290,000 in such expenses for the same period in the preceding year. This increase was the result of an accrual of $180,000 for engineering, design, plant layout and other project development activities during the current year. However, we expect that these costs will increase in the future.

Years Ended July 31, 2000 and 1999

         Our consulting fees increased to $442,000, or 14%, for the year ended July 31, 2000, as compared to $388,000 in such expenses for the same period in the preceding year. Related-party consulting fees increased to $278,000, or approximately 7%, for the year ended July 31, 2000, as compared to $261,000 in such expenses for the same period in the preceding year. These increases were due to increased consulting activity in 2000. General and administrative expenses decreased to $290,000, or 61%, during the year ended July 31, 2000, as compared to $751,000 in such expenses for the same period in the preceding year. These decreases were generally due to our decreased level of research and development activities. However, we expect that these costs will increase in the future. Interest expense increased to $217,000 for the year ended July 31, 2000, as a result of converting a number of current notes and consulting fees payable to long-term convertible debt, with interest at the rate of 12%, as compared to $2,000 of finance charges incurred during the same period in the preceding year.

Liquidity and Capital Resources

         As noted above, since inception we have relied principally on proceeds from borrowings from affiliates and others and from the issuance of securities to satisfy our cash requirements for operating activities. From inception of December 31, 1997, through July 31, 2001, we used net cash of $830,000 for operating activities and $47,000 for investing activities to purchase property and equipment. We funded these items with $499,000 received from the issuance of common stock and $404,000 in proceeds from net borrowings, including $372,000 from affiliates, and $32,000 from nonaffiliates. During the year ended July 31, 2000, in order to conserve cash, $1,230,000 in consulting fees, related-party notes and advances payable, and related accrued interest were converted into long-term convertible notes due after May 1, 2002, on 30 days demand and convertible into common stock at $1.00 per share. During the year ended July 31, 2001, a substantial portion of the amounts due under these convertible notes was converted into common stock. See Part II, Item 5. Market for Common Equity and Related Stockholder Matters: Recent Sales of Unregistered Securities: Stock Issued in Miscellaneous Transactions.

         The independent auditor's report accompanying our audited financial statements as of July 31, 2001 and 2000, included in this report, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

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

Capital Requirements

         As of July 31, 2001, we had deficit working capital of $626,000 and a stockholders' deficit during the development stage of $785,000. We require capital for general and administrative expenses and other corporate purposes, as well as costs associated with the development, construction and initial operation of our first Cyntech plant in Chambers County, Texas.

         In connection with our sponsorship of the e-car Europe feasibility study, we have committed to make a total payment of $50,000 prior to February 2002. Additionally, we expect that we will require approximately $750,000 to $900,000 between now and July 31, 2002, for general corporate purposes, including general and administrative expenses, consulting fees and costs associated with meeting our legal reporting and filing requirements. We expect that we will be able to defer, or pay through the issuance of securities, approximately $300,000 to $500,000 of this amount that is due to others, particularly affiliates. We expect to meet these needs with funds provided principally by borrowing from our affiliates, to the extent available, and our sale of common stock. No one has agreed to loan us any money, accept securities in lieu of cash payments, or buy any of our common stock.

         Under our Exclusive Option Agreement with Windstar, we had licensing-fee payments of $250,000 and $500,000 due on August 1, 2001, and August 31, 2001, respectively. Additionally, we had a $100,000 licensing fee due to Windstar on May 2, 2001, which we were unable to pay. We have signed a 12-month note for that $100,000 payment that will come due on May 1, 2002. Windstar has agreed to forbear from collecting on that note and from terminating the Exclusive Option Agreement for our failure to make the required payments until August 1, 2003. If we are unable to meet our payments to Windstar, we will seek to negotiate extended payment terms, although we cannot assure we will be able to do so. If we are unable to do so, Windstar would have the right to terminate the license after giving us notice and an opportunity to cure our default.

         Our total liabilities of approximately $832,000 as of July 31, 2001, include past due accounts payable of $360,000, accrued liabilities of $102,000, consulting fees payable of $8,000, notes payable of $72,000, related-party payables of $110,000, and long-term debt due on demand after August 1, 2003, of $180,000 due related parties. We will continue to seek the forbearance of our creditors while we seek additional capital through the sale of securities. In the interim, we will rely on the continuing forbearance from collection of our creditors and on loans from affiliates to meet our pressing cash requirements. We cannot assure that either our creditors will continue to forbear or that we can borrow any required funds from affiliates for these purposes. We will attempt to negotiate extended due dates on the notes payable, particularly those due related parties. No one has agreed to renegotiate the terms of any loan or to buy any of our common stock. If we are unable to renegotiate the terms of the loans or make the required repayments, we may be unable to continue.

         In addition to general operating funds, we will require significant amounts of capital in connection with the development of our first Cyntech plant, which we estimate will cost a total of approximately $92 million. See
Part I. Item 1: Description of Business: Risk Factors: Risks Related to the Proposed Development and Operation of Cyntech Plants--Our Exclusive Option Agreement with Windstar imposes a number of requirements on us and if we fail to perform, we may lose access to the Windstar ThermReTec(tm) process. Our goal is to obtain approximately $15 million to $20 million in equity through the sale of common stock, with the balance of the funds to be obtained through project financing; however, there is no guarantee that we will be successful in obtaining such funds.

         If we are unable to obtain the capital required to meet our obligations under the Windstar license or negotiate extended terms that we can perform and the license is terminated, we may be unable to continue.


                          ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, including the auditors' report, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         Our articles of incorporation provide for the election of the entire board of directors at each annual meeting of stockholders, with each director to serve until the next annual meeting and until such director's successor is elected and qualified. Officers are elected and serve at the pleasure of the board of directors.

         The following table sets forth the name, age and position of each of our current directors and executive officers:

          Name          Age                              Title
--------------------  -------  -------------------------------------------------
R. Frank Meyer          56     Director, President, and Chief Executive Officer
Michael Dumdie          29     Director
J.W. Feighner, Jr.      51     Director
William F. Meyer        53     Director and Treasurer
Charles Tovey           62     Senior Vice President
Ike A. Yancy            52     Executive Vice President
J. P. Herrin            70     Vice President--Engineering

         The principal occupation, title and business experience of our executive officers and directors during the last five years, including the names and locations of employers, are indicated below.

         R. Frank Meyer has been a Director, President and Chief Executive Officer of our Company since December 22, 1998. He became a consultant to Nevada Cyntech on its organization in December 1997 and a director in May 1998. From 1987 until June 1998, Mr. Meyer was an independent consultant and has held the position of Senior Vice President and major stockholder with Caribbean Building & Management, Miami, Florida, from February 1985 to December 1990. The company was active in building multifamily apartments and condominiums in Florida and built resorts throughout the Caribbean as developers-contractors and in joint ventures. In 1990, Frank Meyer became active in the development of waste hydrocarbon recovery technologies and formed Cyntech Research & Engineering to develop, test and engineer the various technologies. Mr. Meyer, as President of Cyntech Research, along with other investors, developed the various technologies that will be utilized by Cyntech Technologies, Inc. Mr. Meyer sold all of his interests in Cyntech Research to a family limited partnership in late July 2000, and does not continue to serve as an officer, a director, or in any other capacity. From 1990 through 1996, Mr. Meyer was the President of Synpro Environmental Services, Inc. From 1996, Frank Meyer was a consultant providing services to 12 different waste management and recycling companies. While associated with these solid waste and recycling companies, he cooperated with other chemical, electrical and power engineers and scientists, primarily in the development of hydrocarbon recovery technologies. Mr. Meyer holds a BA degree in industrial management and a minor in accounting from the University of South Florida. R. Frank Meyer is the brother of William F. Meyer.

         William F. Meyer has been Treasurer and a Director since June 1998. Mr. Meyer has been a part-time realtor and real estate developer in Georgia for more than 25 years with Suwanee Realty Residential. He has been a high school basketball coach and economics and government instructor, employed by the South Forsyth County Board of Education, for the past 28 years, retiring in June 2001. Mr. Meyer has a BA degree in education and pre-law from the University of South Florida. William F. Meyer is the brother of R. Frank Meyer.

         Michael Dumdie joined our Board of Directors in March 2001. Mr. Dumdie is currently a Dealer Financial Services Analyst for Mercedes Benz Credit Corporation, a position he has held since 1998. Prior to that, Mr. Dumdie was employed by Ernst & Young, LLP, as an Engagement Management Coordinator from 1997-1998, as a Senior Financial Analyst with Cox Enterprises from 1996-1997, and as a Financial Analyst with NationsBank from 1994-1996. Mr. Dumdie earned an MBA from Georgia State University in 1998, and a Bachelor's degree in Business Administration from the University of Georgia in 1993. Mr. Dumdie is the son-in-law of William F. Meyer and the nephew of R. Frank Meyer.

         J.W. Feighner, Jr. has been a Director since May 2001. For the past 20 years, Mr. Feighner has served as President of Vista Craft, Inc., a Columbus, Georgia, screen printing firm, and as Chairman and 15% stockholder of Victory Developers, Inc., a real estate development company that owns 32 shopping centers in the southeastern United States. Mr. Feighner holds a BS degree in Industrial Management from Georgia Tech and an MBA degree from Tulane University.

         Charles Tovey, retired since 1990, became Senior Vice President of Nevada Cyntech in July 1998, and of our Company when it acquired Nevada Cyntech in December 1998. Mr. Tovey has spent over 40 years in the petrochemical industry and related fields, with experience in plant operations, pipeline construction and operations, marketing of crude oil and related finished products, labor relations, and administration. He was employed as a labor relations manager for Southland Paper Mill from 1969 through 1973; as Vice President of Administration and Labor Relations for Coastal Corporation from 1973 through 1978; as Vice President of Southwest Petroleum Chemicals from 1978 through 1981; as Manager of Operations for E.W. Moran Drilling Contractors from 1981 through 1985; as Vice President of Crude Oil Marketing for El Toro Energy from 1985 through 1990. Mr. Tovey has a BS degree from the University of Houston in Economics and Psychology and has had advanced management training at Harvard University Business School.

         Ike Yancy joined the Company in April 1999. He was a U.S. Navy officer from August 1968 until August 1973. He was employed in the sales force of N.L. Industries from September 1973 until March 1979, based in Greensboro, North Carolina, and Charlotte, North Carolina. He was a technical sales representative at Cincinnati Milacron Chemicals from April 1979 through March 1980. He was a sales representative and a regional manager for Anzon America, based in Atlanta, Georgia, from April 1980 until May 1985. He was an account representative and a Regional Vice President for Maritz Performance Improvement Company from June 1985 through September 1993, based in Atlanta. Mr. Yancy was Vice President of Marketing for Commander Aircraft, based in Atlanta, from February 1995 through August 1996. Additionally, Mr. Yancy has owned his own consulting practice specializing in efforts to return failing or troubled companies to profitability since October 1993. He holds a BA degree in English and Math from the University of Alabama.

         J. P. Herrin became a consultant to Nevada Cyntech in July 1998 and to our Company when it acquired Nevada Cyntech in December 1998. Since October 1982, Mr. Herrin has also been President of J.P. Herrin & Associates, a San Antonio, Texas, gas processing consulting engineering firm. Since approximately 1990, Mr. Herrin consulted informally with Mr. Meyer from time to time about hydrocarbon processing. Mr. Herrin was employed with Valero Hydrocarbons Company, formerly Coastal States Gas Company, from 1963 to 1982, where he was made a Vice President in 1976. During his employment with Valero, Mr. Herrin was directly responsible for the design, engineering and construction of 21 gas liquids extraction plants and eight gas treating plants. Mr. Herrin holds a BS degree in chemical engineering from Oklahoma State University.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended July 31, 2001, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, the following directors, officers, beneficial owners of more than 10% of any class of our equity securities, and any other persons known to be subject to Section 16 of the Exchange Act, have not filed, on a timely basis, reports required by Section 16(a) of the Exchange Act:

         R. Frank Meyer, Michael Dumdie, William F. Meyer, J.W. Feighner, Jr., Charles Tovey, Ike Yancy, J.P. Herrin, and Tex-Oil Chemical Limited Partnership filed required reports on Form 3 after the date they were due. Christopher Bromley has failed to file the required report on Form 3.

         R. Frank Meyer was required to file three required reports on Form 4, with a total of seven transactions to be reported. J.W. Feighner was required to file three required reports on Form 4, with a total of seven transactions to be reported. Michael Dumdie was required to file three required reports on Form 4, with a total of three transactions to be reported. William F. Meyer was required to file three required reports on Form 4, with a total of three transactions to be reported. Ike Yancy was required to file one required report on Form 4, with a total of one transaction to be reported. We do not believe any of these reports on Form 4 have been filed.


                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth for each of the last three fiscal years the annual and long-term compensation earned by, awarded to or paid to each person who served as a chief executive officer of the Company during the last fiscal year and by each of the four other highest paid executive officers whose compensation exceeded $100,000:

                                                                             Long Term Compensation
                                                                        ----------------------------------
                                           Annual Compensation                  Awards           Payouts
                                   ------------------------------------ ------------------------ ---------
                                                                                                             All
                                                              Other     Restricted  Securities              Other
                          Year                               Annual       Stock     Underlying     LTIP     Compen-
       Name and          Ended                    Bonus      Compen-    Award(s)     Options/    Payouts    sation
  Principal Position    July 31    Salary ($)(1)   ($)      sation ($)     ($)       SARs (#)      ($)       ($)
----------------------- ---------  -----------  ---------- ------------ ----------  ------------ --------- ---------
R. Frank Meyer......      2001      252,000            --         --       --       3,092,316(2)(3) --       34,034
  President (CEO)         2000      190,500(1)         --         --       --          92,316(2)    --       13,109
                          1999      197,000(1)         --         --       --          92,316(2)    --       13,040

(1) The amount reflected as salary is paid under a consulting agreement, as discussed below. Mr. Meyer has agreed to defer payment of consulting fees due him until we have received sufficient funds to pay current operating expenses due others. We have issued a promissory note for the $508,908 due R. Frank Meyer under his consulting arrangement, payable at any time after May 1, 2002, upon 30 days' demand. The principal and accrued interest on this note is convertible by Mr. Meyer to our common stock at $1.00 per share. Our liability under this promissory note has been assumed by Windstar. See Part II. Item 5: Recent Sales of Unregistered Securities: Stock Issued in Miscellaneous Transactions.

(2) Mr. Meyer receives three-year options to purchase 7,693 shares at $0.25 per share for each month of service as a director, beginning with January 1999.

(3) Effective July 31, 2001, we granted Mr. Meyer five-year options to purchase 3,000,000 shares of preferred stock at $0.50 per share.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the last completed fiscal year to the executive officer named in the summary compensation table above:

                                                 Individual Grants
---------------------------------------------------------------------------------------------------------------------
             (a)                      (b)                (c)               (d)                     (e)
                                   Number of          % of Total
                                  Securities         Options/SARs
                                  Underlying          Granted to       Exercise or
                                 Options/SARs      Employees During    Base Price
            Name                  Granted (#)        Fiscal Year        ($/share)              Expiration Date
------------------------------ ------------------ ------------------- -------------- --------------------------------
R. Frank Meyer (CEO)                   92,316             20%              $0.25         Beginning August 1, 2003(1)
                                    3,000,000            100%               0.50                    July 17, 2006(2)

(1) We grant each director options to purchase 7,693 shares of common stock per month of service, exercisable for five years after the date of grant. See Compensation to Directors below.

(2) Effective July 31, 2001, we granted Mr. Meyer five-year options to purchase 3,000,000 shares of preferred stock at $0.50 per share. Each share of preferred stock will have four votes per share, voting with the common stock as a single class, except where voting as a separate class is required by law, but will have no other rights, privileges or preferences senior to the common stock. At the election of the holder, each share of preferred stock is convertible into one share of common stock. Such options are transferable by Mr. Meyer only to a personal trust, his immediate family, or Tex-Oil Chemical Limited Partnership, L.P. These options may not be exercised unless and until our articles of incorporation are amended to authorize the issuance of preferred stock that is entitled to vote with our common stock as a single class.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth information respecting the exercise of options and SARs during the last completed fiscal year by the executive officer named in the summary compensation table above and the fiscal year end values of unexercised options and SARs:

              (a)                        (b)                  (c)                  (d)                  (e)
                                                                                Number of
                                                                               Securities            Value of
                                                                               Underlying           Unexercised
                                                                               Unexercised         In-the-Money
                                                                           Options/SARs at FY   Options/SARs at FY
                                                                                 End (#)              End ($)
                                 Shares Acquired on                           Exercisable/         Exercisable/
             Name                   Exercise (#)      Value Realized ($)      Unexercisable        Unexercisable
-------------------------------- -------------------- -------------------- -------------------- --------------------
R. Frank Meyer (CEO)                   699,044              $11,875           4,424,225/--          $47,430/--

* Includes options to purchase 3,000,000 shares of preferred stock, each share of which is convertible into one share of common stock.

R. Frank Meyer Consulting Agreement

         We obtain the services of our President and Chief Executive Officer, R. Frank Meyer, under a consulting agreement. This consulting agreement provides for a minimum fee of $12,000 per month, with Mr. Meyer to be paid an additional $200 per hour for each hour worked over 60 hours per month and for reimbursement of medical expenses and business costs incurred by him on our behalf. This consulting arrangement with Mr. Meyer remains in effect until December 31, 2007, or until we hire Mr. Meyer as a full-time employee, whichever occurs first. If Mr. Meyer's consulting agreement is terminated for reasons other than gross negligence, willful misconduct or illegal acts, the consulting agreement provides for Mr. Meyer to be paid at the rate of $150,000 per year for the full term of the agreement.

         In connection with the grant of options to purchase 3,000,000 shares of preferred stock, effective July 31, 2001, Mr. Meyer agreed to waive any claim that he may have for additional compensation for any services rendered in excess of those for which he is compensated under his consulting agreement.

Compensation to Directors

         We grant each director three-year options to purchase 7,693 shares of common stock at $0.25 per share for each month of service.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 9, 2001, the name, address and stockholdings of each person who owns of record, or was known by us to own beneficially, 5% or more of the common stock currently issued and outstanding; the name and stockholdings of each director; and the stockholdings of all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group:

                 Name of Person or Group                   Nature of Ownership(1)       Amount      Percent(2)
                 -----------------------                   ----------------------       ------      ----------
Principal Stockholders:
  Tex-Oil Chemical Limited Partnership, L.P.(3).........   Common Stock               22,942,298       62.7
  4305 Derbyshire Trace, SE
  Conyers, GA  30094

  Windstar Research and Engineering, Ltd.                  Common Stock                3,557,538        9.7
  P.O. Box  7275,
  Columbus, GA  31908

  Homer Cutrubus and Phidia Cutrubus(4).................   Common Stock                2,034,483        5.6
  895 West Riverdale Road
  Ogden, UT  84405

  Christopher Bromley(5)................................   Common Stock                3,900,000       10.7
  25876 The Old Road, Suite 240
  Valencia, CA  91381

Directors:
  R. Frank Meyer(6).....................................   Common Stock               22,942,298       62.7
                                                           Options                     4,424,225       10.8
                                                                                     -----------
                                                           Total                      27,366,523       66.0

  Michael Dumdie(7).....................................   Common Stock                  941,179        2.6
                                                           Options                        30,772        0.1
                                                                                        --------
                                                           Total                         971,851        2.7

  William F. Meyer......................................   Common Stock                   51,400        0.1
                                                           Options                       300,027        0.8
                                                                                         -------
                                                           Total                         351,427        1.0

  J.W. Feighner, Jr.(8) ................................   Common Stock                5,587,538       15.3
                                                           Options                        23,079        0.1
                                                                                          ------
                                                           Total                       5,610,617       15.3

  All Executive Officers and
  Directors as a Group (7 persons):.....................   Common Stock               26,394,877       72.1
                                                           Options                     5,153,103       12.3
                                                                                       ---------
                                                           Total:                     31,547,980       75.5

----------------------
(1) Includes shares held by entities in which the individual or entity shares voting, investment, and dispositive power. Except as otherwise noted, however, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.

(2) Calculations of total percentages of share ownership for each individual assumes the exercise of all options held by that individual to which the percentage relates, including options subject to vesting provisions, if any. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.

(3) Consists of 19,384,760 shares owned of record by Tex-Oil Chemical Limited Partnership, L.P., and 3,557,538 shares owned of record by Windstar Research and Engineering, Ltd. Tex-Oil Chemical Limited Partnership, L.P., a Nevada limited partnership, is wholly owned by the immediate family members of R. Frank Meyer, including his wife, two adult daughters, and trusts in the name of his two minor sons, for which Mrs. Meyer serves as the trustee. R. Frank Meyer holds no direct ownership of Tex-Oil Chemical Limited Partnership, L.P. and disclaims beneficial ownership. Tex-Oil Chemical Limited Partnership, L.P. owns more than 10% of the issued and outstanding voting equity of Windstar Research and Engineering, Ltd.

(4) Homer and Phidia Cutrubus are brothers and hold their interests individually in two other partnerships, as noted below:

         Homer Cutrubus...........................................482,899 shares
         Phidia Cutrubus..........................................345,001 shares
         H&P Investments..........................................844,093 shares
         DNS Investments..........................................362,490 shares

(5) Although his right to retain these shares is disputed by us and the shares are subject to a stop transfer order, we believe that Christopher Bromley remains the beneficial owner of the following shares:

         Kit Bromley & Company..................................2,400,000 shares
         The Challenge, Ltd.....................................1,500,000 shares

(6) Under the rules of the SEC, R. Frank Meyer is deemed to be the beneficial owner of shares owned of record by Tex-Oil Chemical Limited Partnership, L.P. Mr. Meyer disclaims beneficial ownership of the shares owned by Tex-Oil Chemical Limited Partnership, L.P.

(7) Michael Dumdie, a nephew of R. Frank Meyer and son-in-law of William F. Meyer, serves as Trustee of the Dumdie Financial Trust, which holds 916,179 shares of our common stock in trust for a group of nonrelated stockholders. Mr. Dumdie owns 35,000 shares of our common stock.

(8) Consists of 780,000 shares owned by Mr. Feighner, 1,050,000 shares held by Vistacraft, Inc. and 25,000 shares held by Victory Developers, Inc., companies he owns and controls, and 3,557,538 shares owned by Windstar Research and Engineering, Ltd. Mr. Feighner is an executive officer and principal stockholder of Windstar.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

Consulting Agreements

Charles Tovey

         We engaged Charles Tovey, an executive officer, as our consultant on January 5, 1998, for a 10-year period ending on December 31, 2007, at which time Mr. Tovey will become a month-to-month consultant. Notwithstanding the foregoing, either Mr. Tovey or we have the right to terminate the agreement on 60 days' notice. Mr. Tovey is required to devote so much of his time as is reasonably necessary to manage the research and development, plant construction and operation of our recovery plants and to consult with management and the board of directors. We have agreed to pay Mr. Tovey a fee of $100 per hour, together with reimbursement of direct expenses, for services provided us as a consultant, with a minimum of 10 hours per month. Under this consulting arrangement, we have accrued $13,000 and $21,000 in consulting fees to Mr. Tovey for the fiscal years ended July 31, 2001 and 2000, respectively, of which $16,000 and $8,000 were paid in each of such years, respectively.

Agreements with Tex-Oil

         We have entered into agreements and arrangements with Tex-Oil, our largest single stockholder and an affiliate of R. Frank Meyer, President and Chief Executive Officer. Tex-Oil Chemical Limited Partnership, L.P., a Nevada limited partnership, is wholly owned by the immediate family members of R. Frank Meyer, including his wife, two adult daughters, and trusts in the name of his two minor sons, for which Mrs. Meyer serves as the trustee. R. Frank Meyer holds no direct ownership of Tex-Oil Chemical Limited Partnership, L.P. and disclaims beneficial ownership. See Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management. Because of these relationships, the transactions between Tex-Oil and us were subject to significant conflicts of interest and were not the result of arm's-length negotiations.

Tex-Oil's Guarantee Related to Certain Consulting and Financing Arrangements

         During March and April 1999, we engaged three companies to provide financial, strategic planning, investor relations and related services. Each of these companies was either owned by Christopher (a/k/a Kit) Bromley or introduced to us by him. Mr. Bromley may have controlled or had previous business relationships with the companies that he introduced to us. Accordingly, Mr. Bromley may be deemed to have had or shared voting investment or dispositive control over the 4,800,000 shares, or about 15.9% of our shares then outstanding, pledged to three entities by our affiliate Tex-Oil as an accommodation to us. Under each of these consulting relationships, we were obligated to pay a specified fee for defined services. As an accommodation to us and at our request, Tex-Oil guaranteed the obligation to pay the fees to the consultants under these agreements. Each of these guarantees was secured by a block of our common stock owned by Tex-Oil. These shares pledged as collateral were delivered to a custodian acting on behalf of the consultants, which had the contractual right to sell the shares upon our failure to pay timely the consulting fee. Although the agreements only require the delivery of a total of 4,800,000 shares as collateral, Tex-Oil actually delivered 5,000,000 shares. We understood that we would be obligated to reimburse Tex-Oil for any stock or cash loss that it suffered as a result of its guarantee of our obligation.

         The following table sets forth details respecting these consulting arrangements:

                                                                                                          Shares
                                                                          Agreement                      Pledged as
     Name of Consultant                Services to be Provided              Date      Consulting Fee     Collateral
     ------------------                -----------------------              ----      --------------     ----------
Kit Bromley & Co., Inc.       Business development services and           04/03/99       $  600,000(1)    2,500,000
                              activities, including creation of an
                              advanced business plan and necessary
                              studies
California Business           Corporate investigations, background        04/17/99          200,000         800,000
Intelligence                  checks, due diligence investigations and
                              security analysis

The Challenge, Ltd., Inc.     Marketing, distribution, strategic          03/09/99          350,000       1,500,000
                              development, and agency and                              ------------       ---------
                              representation services within Latin
                              America
Total                                                                                    $1,150,000       4,800,000(2)
                                                                                         ==========       =========

------------------
(1) The promissory note evidencing our obligation for this consulting fee has an incorrect principal amount of $625,000.
(2) Although the agreements provide for a total pledge of 4,800,000 shares, Tex-Oil actually delivered a total of 5,000,000 shares as collateral.

         We have concluded that the consulting services were not provided to our satisfaction, but the consultants asserted that the services had been provided and that the fee was due and payable. In any event, the custodian delivered to the consultants all 5,000,000 shares that had been pledged as collateral by Tex-Oil. Tex-Oil contested the validity of the delivery of the collateral shares to the consultants. In June 2000, we reviewed the above agreements and determined to terminate all of such relationships on the basis that each of the consultants had materially breached its agreement. We advised each of the consultants named above that (a) such consultant had not provided the services as required under its consulting agreement; (b) we believed we owed no fees whatsoever to the consultant; (c) the consultants were to return to Tex-Oil, the pledgor, all of the shares of common stock pledged as collateral and retained by the consultant's custodian; (d) stop transfer instructions were being lodged against the certificates representing all shares pledged as collateral; and (e) if all pledged shares could not be returned, a full accounting of the shares sold and the application of the proceeds must be provided, both to Tex-Oil and to us. In addition, we joined with Tex-Oil in placing stop transfer instructions with our registrar and transfer agent against registration of transfer of certificates representing the shares pledged as collateral.

         Each of the pledge agreements in the above relationships provided that the consultant was required to pay to Tex-Oil, the guarantor, all proceeds from the sale of the shares pledged as collateral in excess of the amount due and owing under the related consultant agreement. Notwithstanding our requests, the consultants have failed and refused to account for the proceeds from any of their sales of securities pledged by Tex-Oil or to specify the number of shares sold. Of the total 5,000,000 shares delivered as collateral, 4,400,000 shares were tendered for registration of transfer. In the face of the stop transfer instructions that had been placed against such stock, in January 2001, our stock transfer agent, Atlas Stock Transfer Company, deposited 1,500,000 of such shares with the Third Judicial District Court, Salt Lake County, Utah, in an interpleader action naming us, the Challenge, Ltd., and John Does 1 through 20, as defendants, for determination of rights to the stock by the respective parties. Neither we nor any other defendant was served with the summons and complaint, and for that reason the court dismissed the suit, without prejudice, on October 31, 2001. Of the remaining shares, 600,000 shares were transferred to third parties prior to the stop transfer notice and apparently sold. A portion of such proceeds may have been used to pay third-party costs on our behalf. On April 12, 2001, Tex-Oil was able to obtain the return of the 500,000 shares of common stock held by one of the consultants, California Business Intelligence, Inc. The certificate representing those 500,000 shares was canceled and the shares were transferred to Tex-Oil.

         We believe we suffered substantial but unliquidated damages as a result of the consultants' breach of their consulting arrangements. Under our obligation to reimburse Tex-Oil for any stock or cash loss that it suffered as a result of its guarantee of our obligation, we believe that we may have been obligated to replace the 600,000 shares that the consultants have not accounted for, and to reimburse the value of any consulting services actually provided and reasonable, authorized costs actually paid to third parties on our behalf, although we dispute that any such services were provided or costs paid. In an effort to concentrate our limited resources on our core business, we reached an agreement with Tex-Oil under which we assigned to Tex-Oil all of our rights to any and all damages for the consultants' breach of our consulting arrangements in consideration of our agreement to reimburse Tex-Oil for actual losses, net of any recoveries of damages from the consultants, not to exceed $300,000, payable at our election in either cash or 600,000 shares of our common stock valued at the greater of $0.50 per share or the market price of our stock at the time of payment. In turn, Tex-Oil has released us from any further liability under our obligation to reimburse Tex-Oil for any stock or cash loss that it suffered as a result of its guarantee of our obligation. Accordingly, we had recorded a note payable to Tex-Oil in the amount of $300,000, which we converted to common stock during the fiscal year ended July 31, 2001.

Loans

         From time to time since our inception, we have received loans or advances from affiliates and others to fund our ongoing activities, and have converted past due consulting fees into long-term debt. The following table sets forth the balance of principal and accrued interest due to each such affiliated person or group as of the dates indicated for such open account advances:

                                                                  J.W. Feighner,
                                              Tex-Oil Chemical          Jr.(1)
                                              ----------------    --------------
        Balance at July 31, 2000.............    $ 360,000(2)         $ 30,000
          Advances (repayments)..............       17,000              10,000
          Accrued interest...................       12,000                   -
                                                                             -
        Paid by issuance of common stock.....     (389,000)            (30,000)
                                                 ---------            --------
        Balance at July 31, 2001.............           --            $ 10,000
                                                 =========            ========

-------------------
(1) J.W. Feighner, Jr. became an affiliate when elected as a director in May 2001.
(2) Includes $10,000 assigned to it by Century Caribbean, which is owned and controlled by R. Frank Meyer.

         On April 30, 2000, principal and accrued interest then due was converted to promissory notes due, together with interest at 12% per annum, on May 1, 2002, subject to conversion of principal and accrued interest to common stock at $1.00 per share, as follows: R. Frank Meyer, $508,908 (including $484,577 in accrued but unpaid consulting fees); Century Caribbean, $94,943; and Tex-Oil Chemical Limited Partnership, L.P., $147,355. Our liability under the promissory note to R. Frank Meyer has been assumed by Windstar. The notes to Century Caribbean and Tex-Oil Chemical Limited Partnership, L.P. were converted to common stock. See Part II. Item 5: Recent Sales of Unregistered Securities:
Stock Issued in Miscellaneous Transactions.

Windstar License of Windstar Process

         On November 30, 1998, we entered into an agreement with Cyntech Research & Engineering, Inc. to obtain an exclusive license to use the Cyntech process, including all modifications and improvements, which had been invented and/or acquired by Cyntech. Cyntech Research & Engineering was owned and controlled by R. Frank Meyer and Charles Tovey. In June 2000, we were advised that Cyntech Research & Engineering had transferred, in consideration of $300,000 and the assumption of its obligations under its agreement with us, all of its rights under its agreement with us and its rights in the Cyntech process to Windstar Research and Engineering, Ltd. Windstar may be deemed an affiliate of our Company because Windstar is owned by Tex-Oil, 20%, Charles Tovey, 20%, William Feighner, 57.5%, and one other stockholder 2.5%. In connection with that transfer and the preparation of this filing, we entered into new agreements with Windstar that replaced our previous agreement with Cyntech Research & Engineering.

         Our new agreement with Windstar grants us the right for a period of 10 years, renewable at Windstar's option for two successive 10-year periods, to enter into licenses to use the Windstar ThermReTec(tm) technology in recycling plants developed by us. The Exclusive Option Agreement provides that each new plant using the Windstar ThermReTec(tm) process will require a separate license agreement to be entered into with the separate entity owning and operating the individual project. When a new license for a new plant is granted, we are required to pay an initial fee of $1.0 million for each plant processing either rubber or plastic feedstock as compensation for Windstar's assistance in site selection, permitting and engineering. We are also obligated to pay Windstar an ongoing license fee of 7% of the gross income from each plant during the life of the plant. We would owe an additional $500,000 license fee if a plant processing either rubber or plastic feedstock were expanded to process both. Under our new agreement with Windstar, we are required to commence the construction of our first plant during 2001, and to commence construction of two plants in 2002, three plants in 2003, four plants in 2004, five plants in 2005, and six plants per year thereafter.

         If we fail to meet any of the requirements imposed on us by the Exclusive Option Agreement, Windstar has the right to deliver to us a notice of default that provides at least 180 days' notice of termination and allows us 90 days to cure the default and thereby prevent termination of the agreement. If

Windstar delivers to us a notice of default and we are unable to cure that default, Windstar may terminate the agreement with 180 days' notice and we would thereafter lose access to the Windstar ThermReTec(tm) process.

         Windstar is required to provide engineering, technical and related support for plant planning, construction and operation. We are required to protect the confidentiality of technical data on behalf of Windstar. Windstar is required to assist us in identifying site locations where Cyntech recovery plants can be located, based on economic criteria established from time to time by Windstar and us, subject to the right of Windstar to disapprove any plant location.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
      Item 2.               Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                            Succession
-------------- ------------ ------------------------------------------------------------------- -------------------
         2.01         2     Exchange Agreement between Carbon Fiber Products, Inc., Cyntech     Incorporated by
                            Technologies, Inc., and the Shareholders of Cyntech Technologies,   Reference(1)
                            Inc. dated effective November 30, 1998

      Item 3.               Articles of Incorporation and Bylaws
-------------- ------------ ------------------------------------------------------------------- -------------------
         3.01         3     Articles of Incorporation, as amended to date                       Incorporated by
                                                                                                Reference(1)
         3.02         3     Bylaws                                                              Incorporated by
                                                                                                Reference(1)

      Item 4.               Instruments Defining the Rights of Security Holders
-------------- ------------ ------------------------------------------------------------------- -------------------
         4.01         4     Specimen stock certificate                                          Incorporated by
                                                                                                Reference(2)

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
        10.01        10     Settlement Agreement and Release between Cyntech Technologies,      Incorporated by
                            Inc. and Optima Investments, Inc. dated effective May 1, 1999       Reference(1)
        10.02        10     Consulting Agreement dated January 5, 1998, by and between          Incorporated by
                            Cyntech Technologies, Inc. and R. Frank Meyer                       Reference(1)
        10.03        10     Consulting Agreement dated January 5, 1998, by and between          Incorporated by
                            Cyntech Technologies, Inc. and Charles Tovey                        Reference(1)
        10.04        10     Consulting Agreement dated October 1, 2000, by and between          Incorporated by
                            Cyntech Technologies, Inc. and Laska & Associates, Inc.             Reference(1)
        10.05        10     Exclusive Option Agreement and Form of License Agreement dated      Incorporated by
                            February 1, 2001, by and between Cyntech Technologies, Inc. and     Reference(1)
                            Windstar Research and Engineering, Ltd.
        10.06        10     Nonbinding Engagement Letter for Financing from Corpfinance         Incorporated by
                            International, Limited to Cyntech Technologies, Inc. dated June     Reference(1)
                            11, 1999


        10.07        10     Convertible Promissory Note Due After May 1, 2002, to Laska &       Incorporated by
                            Associates                                                          Reference(2)
        10.08        10     Convertible Promissory Note Due After May 1, 2002, to R.F. Meyer    Incorporated by
                                                                                                Reference(2)
        10.09        10     Convertible Promissory Note Due After May 1, 2002, to Century       Incorporated by
                            Caribbean, Ltd.                                                     Reference(2)
        10.10        10     Convertible Promissory Note Due After May 1, 2002, to Tex-Oil       Incorporated by
                            Chemical Limited Partnership, L.P.                                  Reference(2)
        10.11        10     Form of Option Agreement with Related Schedule                      Incorporated by
                                                                                                Reference(2)
        10.12        10     Assignment Agreement and Covenant Not to Sue dated March 16, 2001   Incorporated by
                                                                                                Reference(2)
        10.13        10     Forbearance Agreement Between Cyntech Technologies, Inc. and        This filing
                            Windstar Research and Engineering, Ltd.
        10.14        10     Assumption Agreement                                                This filing
        10.15        10     Promissory Note to Windstar Research and Engineering, Ltd.          This filing

     Item 21.               Subsidiaries of the Registrant
-------------- ------------ ------------------------------------------------------------------- -------------------
        21.01      21       Schedule of Subsidiaries                                            This filing

--------------------
(1)      Incorporated by reference from Form 10-SB filed on March 16, 2001.

(2) Incorporated by reference from Amendment No. 2 to Form 10-SB filed on June 5, 2001.

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended July 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on the registrant and in the capacities and on the dates indicated.

                                         CYNTECH TECHNOLOGIES, INC.


Date:  November 19, 2001                 By /s/ R. Frank Meyer
                                            ------------------------------------
                                              R. Frank Meyer
                                              President, Chief Executive Officer
                                              and Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: November 19, 2001
                                   /s/ R. Frank Meyer
                                   --------------------------------------------
                                   R. Frank Meyer, Director and President
                                   (Chief Executive Officer and Chief
                                   Financial Officer)

                                   /s/ Michael Dumdie
                                   --------------------------------------------
                                   Michael Dumdie, Director


                                   /s/ J.W. Feighner, Jr.
                                   --------------------------------------------
                                   J.W. Feighner, Jr., Director

                                   /s/ William F. Meyer
                                   --------------------------------------------
                                   William F. Meyer, Director and Treasurer

CYNTECH TECHNOLOGIES, INC.
Consolidated Financial Statements
July 31, 2001 and 2000

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------





                                                                      Page

Independent Auditors' Report                                           F-2


Consolidated balance sheet                                             F-4


Consolidated statement of operations                                   F-5


Consolidated statement of stockholders' deficit                        F-6


Consolidated statement of cash flows                                   F-8


Notes to consolidated financial statements                             F-9

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                                    INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors
and Stockholders of
Cyntech Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Cyntech Technologies, Inc. and subsidiaries, (a developmental stage company), as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts from December 31, 1997 (date of inception) through July 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyntech Technologies, Inc. and subsidiaries, as of July 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended and cumulative amounts from December 31, 1997 (date of inception) through July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a deficit in working capital, a stockholders' deficit, and has incurred significant losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TANNER + CO.

Salt Lake City, Utah
November 12, 2001

                                                                                           CYNTECH TECHNOLOGIES, INC.
                                                                                      (A Developmental Stage Company)

                                                                                           Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------

                                                                                      July 31,           July 31,
                                                                                        2001               2000
                                                                                ------------------------------------
        Assets

Current assets:
    Cash                                                                        $           26,000   $        16,000
                                                                                ------------------------------------

               Total current assets                                                         26,000            16,000

Property and equipment, net                                                                 21,000            25,000
                                                                                ------------------------------------

               Total assets                                                     $           47,000   $        41,000
                                                                                ------------------------------------

--------------------------------------------------------------------------------------------------------------------

        Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                            $          360,000   $       301,000
    Accrued liabilities                                                                    102,000           143,000
    Consulting fees payable                                                                  8,000           251,000
    Notes payable                                                                           72,000            87,000
    Current portion of related party notes payable                                         110,000           390,000
                                                                                ------------------------------------

               Total current liabilities                                                   652,000         1,172,000

Related party notes payable                                                                180,000                 -
Long-term convertible debt                                                                       -           479,000
Long-term convertible debt - related parties                                                     -           751,000
                                                                                ------------------------------------

               Total liabilities                                                           832,000         2,402,000
                                                                                ------------------------------------

Commitments and contingencies                                                                    -                 -

Stockholders' deficit:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                               -                 -
    Common stock, $.001 par value 100,000,000 shares authorized,
      36,606,780 and 30,354,483 shares issued and
      outstanding at July 31, 2001 and  2000, respectively                                  37,000            30,000
    Additional paid-in capital                                                           5,373,000         2,565,000
    Deficit accumulated during the development stage                                    (6,195,000)       (4,956,000)
                                                                                ------------------------------------

               Total stockholders' deficit                                                (785,000)       (2,361,000)
                                                                                ------------------------------------

               Total liabilities and stockholders' deficit                      $           47,000   $        41,000
                                                                                ------------------------------------



--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                     F-5

                                                                                                     CYNTECH TECHNOLOGIES, INC.
                                                                                                (A Developmental Stage Company)

                                                                                           Consolidated Statement of Operations
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                Cumulative
                                                                                                               Amounts from
                                                                                                               December 31,
                                                                       Years Ended July 31,                    1997 (Date of
                                                            -----------------------------------------          Inception) to
                                                                     2001                  2000               July 31, 2001
                                                            -----------------------------------------------------------------
Sales                                                       $              -        $              -         $             -
                                                            ----------------------------------------------------------------

Consulting expense                                                   122,000                 442,000               1,054,000

Related party consulting expense                                     322,000                 278,000               1,051,000

License fee                                                          100,000                       -                 100,000

General and administrative expenses                                  476,000                 290,000               3,506,000

Impairment of deposit for potential acquisition                            -                  76,000                  76,000
                                                            ----------------------------------------------------------------

        Loss from operations                                      (1,020,000)             (1,086,000)             (5,787,000)

Other income                                                               -                       -                  30,000
Interest expense                                                    (219,000)               (217,000)               (438,000)
                                                            ----------------------------------------------------------------

        Loss before income taxes                                  (1,239,000)             (1,303,000)             (6,195,000)

Income tax benefit                                                         -                       -                       -
                                                            ----------------------------------------------------------------

        Net loss                                            $     (1,239,000)       $     (1,303,000)        $    (6,195,000)
                                                            ----------------------------------------------------------------

Loss per share - basic and diluted                          $           (.04)       $           (.04)
                                                            ----------------------------------------------------------------

Weighted average shares - basic and diluted                       30,844,000              30,294,000
                                                            ----------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                             F-6

                                                                                                         CYNTECH TECHNOLOGIES, INC.
                                                                                                    (A Developmental Stage Company)

                                                                                    Consolidated Statement of Stockholders' Deficit
                                                                                              December 31, 1997 (Date of Inception)
                                                                                                    to January 31, 2001 (unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                          Deficit
                                                                                                         Accumulated
                                      Preferred Stock            Common Stock            Additional      During the
                                ------------------------  -----------------------        Paid-In        Development
                                    Shares     Amount       Shares        Amount         Capital           Stage          Total
                                ---------------------------------------------------------------------------------------------------
Balance at
December 31, 1997
(date of inception)                   -     $       -              -    $       -      $         -     $          -    $          -

Issuance of common stock for:
  Cash ($.005 per share)              -             -     25,204,575       25,000           92,000                -         117,000
  Services ($2.38 per share)          -             -        692,830        1,000        1,649,000                -       1,650,000

Net loss                              -             -              -            -                -       (1,982,000)     (1,982,000)
                                ---------------------------------------------------------------------------------------------------

Balance at July 31, 1998              -             -     25,897,405       26,000        1,741,000       (1,982,000)       (215,000)

Issuance of common stock for:
  Cash ($.97 per share)               -             -         66,224            -           64,000                -          64,000
  Services ($.71 per share)           -             -        864,188        1,000          611,000                -         612,000
  Deposit ($1.17 per share)           -             -        300,000            -          350,000                -         350,000

Acquisition of Carbon
Fiber Products, Inc.
(see note 1)                          -             -      3,100,000        3,000         (247,000)               -        (244,000)

Issuance of common stock
options                               -             -              -            -           27,000                -          27,000

Net loss                              -             -              -            -                -       (1,671,000)     (1,671,000)
                                ---------------------------------------------------------------------------------------------------

Balance at July 31, 1999              -             -     30,227,817       30,000        2,546,000       (3,653,000)     (1,077,000)

Issuance of common stock for:
  Services ($.34 per share)           -             -         26,666            -            9,000                -           9,000
  Exercise of stock
    options (.10 per share)           -             -        100,000            -           10,000                -          10,000

Net loss                              -             -              -            -                -       (1,303,000)     (1,303,000)
                                ---------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.                                                                    F-7

                                                                                                         CYNTECH TECHNOLOGIES, INC.
                                                                                                    (A Developmental Stage Company)

                                                                                    Consolidated Statement of Stockholders' Deficit
                                                                                                                          Continued
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                         Accumulated
                                      Preferred Stock            Common Stock            Additional      During the
                                ------------------------  -----------------------        Paid-In        Development
                                    Shares     Amount       Shares        Amount         Capital           Stage          Total
                                ---------------------------------------------------------------------------------------------------
Balance at July 31, 2000              -             -     30,354,483      30,000         2,565,000       (4,956,000)     (2,361,000)

Issuance of common stock for:
  Cash ($.25 per share)               -             -        200,000           -            50,000                -          50,000
  Cash ($.35 per share)               -             -        300,000       1,000           104,000                -         105,000

Exercise of stock options:
  ($.20 per share)                    -             -        637,500       1,000           137,000                -         138,000
  ($.25 per share)                    -             -         61,543           -            15,000                -          15,000

  Services ($.50 per share)           -             -         10,000           -             5,000                -           5,000

  Payment of related party
    notes payable
    ($.50 per share)                  -             -        774,477       1,000           387,000                -         388,000
    ($.30 per share)                  -             -        100,000           -            30,000                -          30,000

Payment of related party
   consulting fees payable
  ($.50 per share)                    -             -         50,000           -            25,000                -          25,000

Payment of related party
  convertible debt
  ($.50 per share)                    -             -        561,239       1,000           280,000                -         281,000

  Transfer of related party
     convertible debt
    ($.50 per share)                  -             -      1,197,982       1,000           598,000                -         599,000

Transfer of convertible debt
  ($.50 per share)                    -             -      1,112,871       1,000           555,000                -         556,000

Transfer of related party
  consulting fees payable
  ($.50 per share)                    -             -        853,939       1,000           426,000                -         427,000

Transfer of consulting fees
  payable ($.50 per share)            -             -        392,746           -           196,000                -         196,000

Net loss (unaudited)                  -             -              -           -                 -       (1,239,000)     (1,239,000)
                                     ----------------------------------------------------------------------------------------------

Balance at July 31, 2001              -     $       -     36,606,780    $ 37,000       $ 5,373,000     $ (6,195,000)   $   (785,000)
                                     ----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                    F-8

                                                                                         CYNTECH TECHNOLOGIES, INC.
                                                                                    (A Developmental Stage Company)

                                                                               Consolidated Statement of Cash Flows
-------------------------------------------------------------------------------------------------------------------


                                                                                                      Cumulative
                                                                            Year Ended                 Amounts
                                                                             July 31,                  Through
                                                            ------------------------------------      July 31,
                                                                    2001                2000            2001
                                                            ------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                $      (1,239,000)     $ (1,303,000)   $  (6,195,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                    8,000             9,000           26,000
        Bad debt expense                                                    -             9,000            9,000
        Write-off of deposits                                               -            76,000           76,000
        Stock issued for services                                       5,000             9,000        2,549,000
        Note issued for services                                      180,000                 -          180,000
        Note issued for license fee                                   100,000                 -          100,000
        Stock option expense                                                -                 -           27,000
        (Increase) decrease  in:
           Receivables                                                      -                 -           (2,000)
        Increase (decrease) in:
           Accounts payable                                            59,000           119,000          178,000
           Accrued liabilities                                        218,000           211,000          476,000
           Consulting fees payable                                    364,000           656,000        1,746,000
                                                            ----------------------------------------------------

               Net cash used in
               operating activities                                  (305,000)         (214,000)        (830,000)
                                                            ----------------------------------------------------

Cash flows from investing activities-
    purchase of property and equipment                                 (4,000)                -          (47,000)
                                                            ----------------------------------------------------

Cash flows from financing activities:
    Increase in related party note payable                             42,000           210,000          388,000
    Payment on related party note payable                             (16,000)                -          (16,000)
    Increase in notes payable                                               -                 -           47,000
    Payment on notes payable                                          (15,000)                -          (15,000)
    Issuance of common stock                                          308,000            10,000          499,000
                                                            ----------------------------------------------------

               Net cash provided by
               financing activities                                   319,000           220,000          903,000
                                                            ----------------------------------------------------

Net increase in cash                                                   10,000             6,000           26,000

Cash, beginning of period                                              16,000            10,000                -
                                                            ----------------------------------------------------

Cash, end of period                                         $          26,000      $     16,000    $      26,000
                                                            ----------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                   F-9

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                          July 31, 2001 and 2000
--------------------------------------------------------------------------------

1.  Organization  On December 22, 1998, Cyntech Technologies, Inc. (formerly
    and           Carbon Fiber Products, Inc.) (CTI) purchased Cyntech
    Presentation  Technologies - Nevada (CTI-Nev) and Cynetch of Chambers County
                  (the Acquirees) (collectively the Company). The terms of the agreement provide that the Acquirees will be wholly-owned subsidiaries of CTI, and the stockholders of the Acquirees received 25,900,000 shares of CTI common stock.

                  The consolidated financial statements at July 31, 2001 and 2000 assumes the acquisition of CTI by the Acquirees occurred December 31, 1997 (date of inception). Because the shares issued in the acquisition of the Acquirees represent control of the total shares of CTI's common stock issued and outstanding immediately following the acquisition, the Acquirees are deemed for financial reporting purposes to have acquired CTI in a reverse acquisition. The business combination has been accounted for as a recapitalization of CTI giving effect to the acquisition of 100% of the outstanding common shares of the Acquirees. The surviving entity reflects the assets and liabilities of CTI and the Acquirees at their historical book value. The issued common stock is that of CTI and the historical results of operations are those of the Aquirees from December 31, 1997 (date of inception) through December 22, 1998 (date of acquisition) and those of the combined entities subsequent to December 22, 1998.

                  The Company has acquired the rights to certain technology (see "Licensing Agreement" in Note 13) that it intends to use to develop and operate plants to produce marketable petrochemical fuel products and scrap steel through recycling hydrocarbon-based products such as tires or plastics.


2.  Summary of    Principles of Consolidation
    Significant   The consolidated financial statements include the accounts of
    Accounting    the Company, and its consolidated subsidiaries. All
    Policies      significant intercompany balances and transactions have been eliminated.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Summary of    Development Stage Company
    Significant   The Company is considered a development stage Company as
    Accounting    defined in SFAS No. 7. The Company has, at the present time,
    Policies      not paid any dividends and any dividends that may be paid in
    Continued     the future will depend upon the financial requirements of the
                  Company and other relevant factors.

                  Concentration of Credit Risk
                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Cash and Cash Equivalents
                  For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                  Property and Equipment
                  Property and equipment are recorded at cost less accumulated depreciation. Depreciation on property and equipment are determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

                  Revenue Recognition
                  Since the Company has not reported any revenues, the revenue recognition policy is prospective in nature. The Company intends to recognize revenue through the sale of recycled petrochemical fuel products and disposal fees for such materials such as tires or plastics.

                  Revenue will be recognized upon shipment of product or performance of services.

                  Income Taxes
                  Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Summary of    Loss Per Share
    Significant   The computation of basic loss per common share is based on the
    Accounting    weighted average number of shares outstanding during the
    Policies      period.
    Continued
                  The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Options to purchase 3,510,838 shares and 3,698,320 shares of common stock at prices ranging from $.001 to $.50 per share and options to purchase 3,000,000 shares of convertible preferred stock at $.50 per share were outstanding at July 31, 2001 and 2000, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                  Use of Estimates in Financial Statements
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

3.  Going         As of July 31, 2001, the Company's revenue generating
    Concern       activities were not in place, and the Company has incurred significant losses in all periods since inception. In addition, current liabilities exceed current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.  Going         The Company's continuation as a going concern is dependent
    Concern       upon its ability to satisfactorily meet its debt obligations,
    Continued     secure adequate new financing and generate sufficient cash flows from operations to meet its obligations. If the Company is unable to secure additional equity or debt financing, it will not be able to continue development of its technology or begin operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.  Property and  Property and equipment consists of the following:
    Equipment

                                                                          July 31,
                                                             ------------------------------
                                                                    2001           2000
                                                             ------------------------------
                  Computer equipment and fixtures            $        17,000   $     13,000
                  Job site trailer                                    30,000         30,000
                                                             ------------------------------
                                                                      47,000         43,000

                  Less accumulated depreciation
                    and amortization                                 (26,000)       (18,000)
                                                             ------------------------------
                                                             $        21,000   $     25,000
                                                             ------------------------------

5.  Notes         Notes payable consist of the following:
    Payable

                                                                          July 31,
                                                             ------------------------------
                                                                    2001           2000
                                                             ------------------------------
                  Unsecured note payable to an
                  individual bearing interest at 10% due
                  on demand                                 $              -   $     15,000

                  Unsecured non-interest bearing note
                  payable to an individual bearing
                  interest at 10% due on demand                       25,000         25,000

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.  Notes
    Payable
    Continued
                  Unsecured non-interest bearing note
                  payable to a Company bearing interest
                  at 10% due on demand                                 7,000          7,000

                  Unsecured note payable to a minor
                  shareholder of the Company bearing
                  interest at 12%, due on demand                      40,000         40,000

                  Unsecured note payable to a minor
                  shareholder of the Company bearing
                  interest at 9%, due on demand                            -         30,000
                                                          ---------------------------------
                                                             $        72,000   $    117,000
                                                          ---------------------------------

6.  Related
    Party Notes
    Payable
                  Related party notes payable consist of the following:

                                                                          July 31,
                                                             ------------------------------
                                                                    2001           2000
                                                             ------------------------------
                  Unsecured note payable to Windstar
                  Research and Engineering, Ltd.
                  (Windstar), an affiliated company
                  controlled by a number of
                  shareholders, officers, and directors of
                  the Company, bearing interest at 12%,
                  due on demand after August 1, 2003         $       180,000   $          -

                  Unsecured note payable to Windstar
                  (see note 14) bearing interest at 12%,
                  due May 2, 2002                                    100,000              -

                  Unsecured notes payable to an entity
                  controlled by the spouse of an
                  officer/majority shareholder, bearing
                  interest at 9%, due on demand                            -        350,000


--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.      Related
        Party Notes
        Payable
        Continued
                  Unsecured note payable to an
                  officer/majority shareholder bearing
                  interest at 9%, due on demand                            -         10,000

                  Unsecured note payable to
                  director/minor shareholder bearing
                  interest at 9%, due on demand                       10,000              -
                                                           ---------------------------------
                                                                     290,000        360,000

                  Less current portion                              (110,000)      (360,000)
                                                           ---------------------------------
                                                           $         180,000   $          -
                                                           ---------------------------------

                  During the year ended July 31, 2001, the Company paid related party notes payable of $418,000, including interest, through the issuance of 874,477 shares of common stock.

7.  Long-Term     During the year ended July 31, 2000, the Company entered into
    Convertible   an agreement with various consultants and related parties
    Debt          under which $1,230,000 of consulting fees payable, notes
                  payable, and related accrued interest outstanding to such consultants and related parties were converted into long-term convertible notes. The convertible notes bear interest at 12%, are due May 1, 2002 and are convertible through maturity, at the option of the holder, into one share of common stock for each $1 of principal and interest outstanding.

                  During the year ended July 31, 2001:

                  o The Company paid related party long-term convertible debt of $281,000, including interest, through the issuance of 561,239 shares, of common stock.

                  o The Company transferred long-term convertible debt including accrued interest, in the amount of $1,155,000 ($599,000 related party) to Windstar Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Income        The benefit for income taxes is different from amounts which
    Taxes         would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                                          Cumulative
                                                                          Amounts from
                                                                          December 31,
                                             Year Ended July 31,          1997 (date of
                                   ----------------------------------     inception) to
                                            2001             2000         July 31, 2001
                                   -----------------------------------------------------
Federal income tax
  benefit at statutory rate        $        387,000   $      443,000   $      2,072,000
Change in valuation allowance              (387,000)        (443,000)        (2,072,000)
                                   ----------------------------------------------------
                                   $              -   $            -   $              -
                                   ----------------------------------------------------

                  Deferred tax assets (liabilities) consist of the following:

                                                    July 31,
                                    --------------------------------------------
                                             2001                  2000
                                    --------------------------------------------

Net operating loss carryforward     $       2,069,000        $      1,120,000
Consulting fees accrued but not
  paid                                          3,000                 565,000
Valuation allowance                        (2,072,000)             (1,685,000)
                                    --------------------------------------------
                                    $               -        $              -
                                    --------------------------------------------

                  At July 31, 2001, the Company has net operating loss carryforwards available to offset future taxable income of approximately $6,000,000, which will begin to expire in 2018. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a change in ownership.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.  Preferred     The Company has authorized 5,000,000 shares of preferred stock
    Stock         with a par value of $.001, for issuance. Each share of
                  preferred stock is convertible into one share of common stock.
                  As of July 31, 2001, there were no preferred shares issued or outstanding. During the year ended July 31, 2001, the Company granted options to purchase 3,000,000 shares of preferred stock at $.50 per share to an officer/director of the Company.

10. Supplemental  Actual amounts paid for interest and income taxes are as
    Cash Flow     follows:
    Disclosure

                                                                                 Cumulative
                                                                                Amounts from
                                                                                December 31,
                                             Year Ended July 31,               1997 (date of
                                      ---------------------------------        inception) to
                                              2001            2000             July 31, 2001
                                      -------------------------------------------------------
                  Interest            $       2,000      $           -      $      5,000
                                      -------------------------------------------------------

                  Income taxes        $           -      $           -      $          -
                                      -------------------------------------------------------

                  During the year ended July 31, 2001:

                  o The Company paid related party notes of $418,000, including interest, through the issuance of 874,477 shares of common stock.

                  o The Company paid related party consulting fees payable of $25,000 through the issuance of 50,000 shares of common stock.


                  o The Company paid related party long-term convertible debt of $281,000, including interest, through the issuance of 561,239 shares of common stock.

                  o The Company converted accrued interest of $259,000 into related party notes payable and long-term debt.


--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Supplemental  o        The Company transferred long-term convertible debt
    Cash Flow              and consulting fees payable, including accrued
    Disclosure             interest, in the amount of $1,155,000 ($599,000
    Continued              related party) and $623,000 ($427,000 related party),
                           respectively, to Windstar Research & Engineering,
                           Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company, through the issuance of 3,557,538 shares of common stock.

                  During the year ended July 31, 2000:

                  o The Company converted $831,000 of consulting fees payable, $120,000 of advances from a related party, $143,000 of accrued interest and $136,000 of related party notes payable to convertible long-term notes payable due May 2002 (see Note 7).

                  o The Company converted consulting fees payable of $300,000 to a related party note payable.


11. Stock Options Information regarding stock options is summarized below:

                                                                            Range of
                                                     Number of              Exercise
                                                      Options                Prices
                                           -----------------------------------------------
Outstanding at July 31, 1999                        3,767,545            $   .001 - .25
        Granted                                       276,948                       .25
        Exercised                                    (100,000)                      .20
        Expired                                      (246,173)               .001 - .25
                                           -----------------------------------------------

Outstanding at July 31, 2000                        3,698,320                .001 - .25
        Granted                                     3,561,562                 .25 - .50
        Exercised                                    (749,044)                .20 - .50
        Expired                                             -                         -
                                           -----------------------------------------------

Outstanding at July 31, 2001                        6,510,838                .001 - .50
                                           -----------------------------------------------

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Stock-Based   The Company has adopted the disclosure only provisions of
    Compensation  Statement of Financial Accounting Standards (SFAS) No. 123,
                  Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for common stock equivalents issued to employees at or above the market price of the stock on the date of the grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS no. 123 the Company's loss and loss per share would be as follows:

                                       Year Ended            Year Ended
                                      July 31, 2001         July 31, 2000
                                   ----------------------------------------

Net loss - as reported             $   (1,139,000)        $    (1,303,000)
Net loss - pro forma               $   (1,744,000)        $    (1,341,000)
Loss per share - as reported       $         (.04)        $          (.04)
Loss per share - pro forma         $         (.06)        $          (.04)
                                   -----------------------------------------

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                  Expected dividend yield                  $               -
                  Expected stock price volatility                       158%
                  Risk-free interest rate                       4.6% - 6.02%
                  Expected life of options                      4 to 5 years
                                                           -----------------

                  The weighted average fair value of options granted during 2001 and 2000 was $.19 and $.14, respectively.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Stock-Based   The following table summarizes information about stock options
    Compensation  outstanding at July 31, 2001.
    Continued

                                  Options Outstanding                                   Options Exercisable
                      -----------------------------------------------------    ------------------------------------
                                              Weighted
                                               Average
                              Number          Remaining         Weighted           Number               Weighted
       Range of            Outstanding       Contractual        Average          Exercisable            Average
       Exercise                 at              Life            Exercise             at                 Exercise
        Prices               7/31/01           (Years)           Price             7/31/01               Price
--------------------------------------------------------------------------------------------------------------------
   $          .001            221,173           .42           $      .001           221,173           $      .001
         .20 - .50          6,289,665          3.75                   .37         6,289,665                   .37
--------------------------------------------------------------------------------------------------------------------

   $    .001 - .50          6,510,838          3.46           $       .34         6,510,838           $       .34
--------------------------------------------------------------------------------------------------------------------

13. Related Party During the year ended July 31, 2001:
    Transactions
                  o The Company received cash of $16,000 from an entity controlled by the spouse of an officer/majority shareholder. in exchange for a note payable. These advances were paid by the issuance of common stock.

                  o The Company received cash of $10,000 from a director and minor shareholder in exchange for a note payable.

                  o The Company accrued $305,000 of consulting fees liabilities to officers of the Company. These payables were transferred to Windstar Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company.

                  o The Company accrued interest of $105,000 on the balances for related party long-term convertible debt, related party consulting fees payable and related party notes payable.

                  o The Company paid related party notes and long-term debt of $418,000 and $281,000, including interest, through the issuance of 874,477 shares and 561,239 shares, respectively, of common stock.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Related Party o        The Company transferred related party long-term
    Transactions           convertible debt and related party consulting fees
    Continued              payable, including accrued interest, in the amount of
                           $599,000 and $427,000, respectively, to Windstar
                           Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company, through the issuance of 2,051,921 shares of common stock.

                  o The Company recorded related party long-term debt in the amount of $180,000 to Windstar Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company, for payments made to a non-related vendor for research and development activities relating to the design and engineering for the proposed facility in Mount Belevue, Texas.

                  o The Company paid for related party consulting services in the amount of $25,000 rendered by an officer of the Company through the issuance of 50,000 shares of common stock.

                  o The Company had related party notes payable of $10,000.

                  During the year ended July 31, 2000:

                  o The Company received cash of $10,000 from an officer/majority shareholder in exchange for a note payable.

                  o The Company received cash of $50,000 from an entity controlled by the spouse of an officer/majority shareholder in exchange for a note payable.

                  o The Company received $120,000 in advances from an entity controlled by the spouse of an officer/majority shareholder. These advances were converted into long-term convertible debt (see Note
                           7).

                  o An entity controlled by the spouse of an officer/majority shareholder paid accrued consulting fees of the Company of $300,000 in exchange for a note payable.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Related Party o        The Company converted $751,000 of consulting fees
    Transactions           payable and notes payable to an officer/majority
    Continued              shareholder or entities controlled by him or his
                           spouse, and accrued interest on such consulting fees and notes, to long-term convertible debt due November
                           2001 (see Note 7).

                  o Consulting fees payable as of July 31, 2000 include $122,000 due to officers of the Company.

                  o Accrued liabilities as of July 31, 2000 include interest of $22,000 due to an officer/shareholder or entities controlled by him or his spouse.

                  o The Company incurred consulting expenses of $228,000 from officers or shareholders of the Company.

                  o The Company had related party long-term convertible debt and notes payable of $1,141,000.

14. Commitments   Licensing Agreement
    and           The Company has entered into a license agreement with Windstar
    Contingencies Research and Engineering, Ltd. (Windstar), an affilated company controlled by a number of shareholders, officers, and directors of the Company, which grants the Company the exclusive right to certain technologies developed by another company relating to the design, manufacture, and operation of facilities to recover petrochemical feedstock from waste rubber and plastics. Under the agreement, the Company is obligated to pay $1,000,000 for Phase I for each plant or facility constructed to use the licensed technology. An additional $500,000 shall be required for each additional development phase constructed. In addition the Company shall pay a monthly license fee of 7% of gross income to the licensor for each plant.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   The Company is required to commence building the following
    and           numbers of new plants within the first five years as follows:
    Contingencies
    Continued           Year 2001 - One plant.
                        Year 2002 - Two plants.
                        Year 2003 - Three plants.
                        Year 2004 - Four plants.
                        Year 2005 - Five plants.
                        Year 2006 and thereafter - Six plants per year.

                  During the year ended July 31, 2001, the Company was required to pay an initial $100,000 of the total license fee for the plant scheduled to commence in 2001. The Company issued a note payable in the amount of $100,000 as consideration for this obligation. Subsequent to July 31, 2001, the Company failed to make required payments under the licensing agreement in the amounts of $250,000 and $500,000, and is therefore in default under the licensing agreement. In addition, the Company does not expect to commence construction of the first plant during 2001 as required by the agreement.

                  On November 19, 2001, the Company and Windstar entered into a forbearance agreement in which Windstar agreed that until August 1, 2003 it will not terminate the license agreement or exercise any of its rights or remedies provided in the agreement related to the Company's defaults in failing to commence construction of new facilities in 2001 and 2002, and failing to make payments of $250,000, $500,000, and $100,000 due on August 1, 2001, August 31, 2001, and May 2, 2002, respectively.

                  Consulting Agreements
                  The Company has a consulting agreement with an officer/shareholder, which requires minimum annual payments of $144,000 and reimbursable costs of $18,000 a year for office and vehicle lease. The agreement expires on December 31, 2007.

                  The Company has a consulting agreement with a firm, which requires minimum annual payments of $63,000. The firm was also granted 1,000,000 stock options which expire December 31, 2004. The agreement expires on September 30, 2002.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)

                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   Consulting Agreements - Continued
    and           The Company has a consulting agreement with an
    Contingencies officer/shareholder, which requires minimum annual payments of
    Continued     $12,000 and reimbursable costs of $8,600 a year for office and vehicle lease. The agreement expires on December 31, 2007.

                  Contingencies
                  The Company entered into an agreement wherein related party long-term convertible debt of $599,000, including interest, non-related party long- term convertible debt of $556,000, including interest, related party consulting fees payable of $427,000, including interest, and non-related party consulting fees of $196,000, including interest, were transferred to Windstar Research & Engineering, Ltd. (Windstar). As consideration for this transaction, the Company issued 3,557,538 shares of common stock to Windstar. Windstar is controlled by certain officers, directors, and shareholders of the Company.

                  The Company may be contingently liable for these amounts due to the related party nature of the transaction and because the individual debt holders have not released the Company from liability.

                  The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such item which it believes could have a material affect of its financial position.

15. Fair Value of The Company's financial instruments consist of cash, payables,
    Financial     and notes payable. The carrying amount of cash, and payables
    Instruments   approximates fair value because of the short-term nature of these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

--------------------------------------------------------------------------------