Form 10QSB
period 2001-10-31
CYNTECH TECHNOLOGIES INC
filed 2001-12-17
CIK 869293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   Quarterly Report Pursuant to Section 13 or
                      15(d) of the Securities Exchange Act
                        of 1934 for the Quarterly Period
                             Ended October 31, 2001


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

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 30, 2001, issuer had 36,814,840 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                          PART I--FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Unaudited)

                                                                                             October 31, 2001
                                                                                             ----------------
Assets
Current assets:
     Cash                                                                                      $      3,000
     Property and equipment, net                                                                     18,000
                                                                                               ------------

                  Total assets                                                                 $     21,000
                                                                                               ============

Liabilities and Stockholders' Deficit

Current liabilities:
     Accounts payable                                                                          $    396,000
     Accrued liabilities                                                                            134,000
     Consulting fees payable                                                                        144,000
     Notes payable                                                                                   72,000
     Related party notes payable                                                                    927,000
                                                                                               ------------

                  Total current liabilities                                                    $  1,673,000

Long-term debt - related parties                                                                    180,000
                                                                                               ------------

                  Total liabilities                                                            $  1,853,000
                                                                                               ------------

Commitments and contingencies (Note 6)                                                                    -

Stockholders' deficit:
     Preferred stock, $.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding                                                       -
     Common stock, $.001 par value 100,000,000 shares
       authorized, 36,714,840 shares issued and outstanding                                          37,000
     Additional paid-in capital                                                                   5,412,000
     Deficit accumulated during the development stage                                            (7,281,000)
                                                                                               ------------

                  Total stockholders' deficit                                                    (1,832,000)
                                                                                               ------------

                  Total liabilities and stockholders' deficit                                  $     21,000
                                                                                               ============

          See accompanying notes to consolidated financial statements.


                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                Consolidated Statement of Operations (Unaudited)


                                                                                              Cumulative Amounts
                                                                   Three Months Ended              Through
                                                                       October 31,                October 31,
                                                               2001                2000              2001
                                                         ----------------------------------    -----------------
Sales                                                    $              -   $            -     $              -
Consulting expense                                                 69,000           47,000            1,123,000
Related party consulting expense                                  100,000           44,000            1,151,000
General and administrative expenses                                85,000           16,000            3,591,000
License Fee                                                       800,000                -              900,000
                                                                                         -
Impairment of deposit for potential acquisition                         -                -               76,000
                                                         ----------------   --------------     ----------------

                  Loss from operations                         (1,054,000)        (107,000)          (6,841,000)

Other income                                                            -                -               30,000
Interest expense                                                  (32,000)         (50,000)            (470,000)
                                                         ----------------   --------------     ----------------

                  Loss before income taxes                     (1,086,000)        (157,000)          (7,281,000)

Income tax benefit                                                      -                -                    -
                                                         ----------------   --------------     ----------------

                  Net loss                               $     (1,086,000)  $     (157,000)    $    (7,281,000)
                                                         ================   ==============     ===============

Loss per share - basic and diluted                       $           (.03)  $         (.01)
                                                         ================   ==============

Weighted average shares - basic and diluted                    34,674,000       30,354,000
                                                         ================   ==============

          See accompanying notes to consolidated financial statements.


                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                Consolidated Statement of Cash Flows (Unaudited)



                                                             Three Months Ended          Cumulative Amounts
                                                                 October 31,                  Through
                                                       ---------------------------------     October 31,
                                                              2001              2000            2001
                                                       ----------------   --------------   --------------
Cash flows from operating activities:
   Net loss                                            $   (1,086,000)    $    (157,000)    $ (7,281,000)
   Adjustments to reconcile net loss to net cash
    (used in)provided by operating activities:
     Depreciation                                               3,000             2,000           29,000
     Bad debt expense                                               -                 -            9,000
     Write-off of deposits                                          -                 -           76,000
     Stock issued for services                                  4,000                 -        2,553,000
     Note issued for services                                       -                 -          180,000
     Note issued for license fee                              800,000                 -          900,000
     Stock option expense                                           -                 -           27,000
     (Increase) decrease  in:
       Receivables                                                  -                 -           (2,000)
     Increase (decrease) in:
       Accounts payable                                        36,000                 -          214,000
       Accrued liabilities                                     32,000            50,000          508,000
       Consulting fees payable                                136,000            80,000        1,882,000
                                                       --------------     -------------     ------------
         Net cash used in
         operating activities                                 (75,000)          (25,000)        (905,000)
                                                       --------------     -------------     ------------

Cash flows from investing activities-
   purchase of property and equipment                               -                 -          (47,000)
                                                       --------------     -------------     ------------

Cash flows from financing activities:
   Increase in related party notes payable                     17,000            10,000          405,000
   Payments on related party notes payable                                                       (16,000)
   Increase in notes payable                                        -                 -           47,000
   Payments on notes payable                                                                     (15,000)
   Issuance of common stock                                    35,000                 -          534,000
                                                       --------------     -------------     ------------

         Net cash provided by
         financing activities                                  52,000            10,000          955,000
                                                       --------------     -------------     ------------

Net (decrease) increase in cash                               (23,000)          (15,000)           3,000

Cash, beginning of period                                      26,000            16,000                -
                                                       --------------     -------------     ------------

Cash, end of period                                    $        3,000     $       1,000     $      3,000
                                                       ==============     =============     ============

          See accompanying notes to consolidated financial statements.

                           CYNTECH TECHNOLOGIES, INC.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                October 31, 2001
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed on November 29, 2001, with the Securities and Exchange Commission for the years ended July 31, 2001 and 2000. Operating results for the three-month period ended October 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending July 31, 2002, or any interim period.

2.       GOING CONCERN

         As of October 31, the Company's revenue generating activities were not in place, and the Company has incurred significant losses in all periods since inception. In addition, current liabilities exceed current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       NOTES PAYABLE

         Notes payable at October 31, 2001, consist of the following:

         Unsecured note
         payable to an individual bearing
         interest at 10%, due on demand                      $   25,000

         Unsecured note
         payable to a company bearing
         interest at 10%, due on demand                           7,000

         Unsecured note payable to a
         stockholder of the Company bearing
         interest at 12%, due on demand                          40,000
                                                             ----------
                                                             $   72,000
                                                             ==========
4.       RELATED PARTY NOTES

         Related party notes at October 31, 2001, consist of the following:

         Unsecured note payable to Windstar
         Research & Engineering, Ltd.
         (Windstar), an affiliated company
         controlled by a number of
         stockholders, officers, and directors of
         the Company, bearing interest at 12%,
         due on demand after August 1, 2003                 $   180,000

         Unsecured note payable to Windstar
         bearing interest at 12% due on demand
         after May 2, 2002                                      900,000

         Unsecured notes payable to an entity
         controlled by the spouse of an
         officer/majority stockholder, bearing
         interest at 9%, due on demand                            7,000

         Unsecured note payable to a director and
         stockholder of the Company bearing
         interest at 9%, due on demand                           20,000
                                                           ------------

                                                              1,107,000

         Less current portion                                   927,000
                                                           ------------
                                                           $    180,000
                                                           ============

5.       COMMON STOCK

         During the quarter ended October 31, 2001:

         In August 2001, the Company paid for services rendered in the amount of $4,000, or $0.50 per share, through the issuance of 8,000 shares of common stock to a non-related vendor of the Company.

         In September 2001, the Company received $35,000 in cash, or $0.35 per share, from an entity controlled by a Director and stockholder to purchase 100,000 shares of common stock of the Company.

6.       COMMITMENTS AND CONTINGENCIES

         Licensing Agreement

         The Company has entered into a license agreement with a related party, which grants the Company the exclusive right to certain technologies developed by another company relating to the design, manufacture and operation of facilities to recover petrochemical feedstock from waste rubber and plastics. Under the agreement, the Company is obligated to pay $1,000,000 for Phase I for each plant or facility constructed to use the licensed technology. An additional $500,000 shall be required for each additional development phase constructed. In addition, the Company shall pay a monthly license fee of 7% of gross income to the licensor for each plant. During the year ended July 31, 2000, there were no payments required under this agreement. During the year ended July 31, 2001, and the quarter ended October 31, 2001, the company was required to pay license fees of $100,000 and $800,000, respectively, for the plant scheduled to commence in 2001. The Company issued notes payable in the amount of $100,000 and $800,000, respectively, for this obligation. During the quarter ended October 31, 2001, the Company failed to make required payments under the licensing agreement in the amounts of $100,000 and $800,000, respectively, and is therefore in default under the licensing agreement. In addition, the Company does not expect to commence construction of the first plant during 2001 as required by the agreement.

         On November 19, 2001, the Company and Windstar entered into a forbearance agreement in which Windstar agreed that until August 1, 2003, it will not terminate the license agreement or exercise any of its rights or remedies provided in the agreement related to the Company's default to commence construction of new facilities in 2001 and 2002, and failing to make payments of $100,000, $300,000, $500,000 and $100,000 due on May 2, 2001, August 1, 2001, August 31, 2001, and
         May 2, 2002, respectively.

         Under terms of the original Agreement, which is subject to a forbearance agreement, with Windstar, the Company shall be required to commence building the following numbers of new plants within the first five years as follows:

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

         Contingencies

         Effective July 31, 2001, the Company entered into an agreement wherein related party long-term convertible debt of $599,000, including interest, non-related party long-term convertible debt of $556,000, including interest, related party consulting fees payable of $427,000, including interest, and non-related party consulting fees payable of $196,000, including interest, were transferred to Windstar. As consideration for this transaction, the Company issued 3,557,538 shares of common stock, or $0.50 per share, to Windstar. Windstar is controlled by certain officers, directors, and stockholders of the Company.

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

         Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We may be required to update these forward-looking statements after the filing of this report if such information becomes materially misleading. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks as discussed in our report on Form 10-KSB for the fiscal year ended July 31, 2001.

         As used in this report, the terms "we," "us," "our" and "the Company" refer to Cyntech Technologies, Inc., a corporation organized under Utah law, and our wholly-owned subsidiaries, Cyntech Technologies, Inc., a Nevada corporation, and Cyntech Fuels of Chambers County, L.L.C., a Texas limited liability corporation.

Results of Operations

         We had no revenues from operations from inception through October 31, 2001. Future revenues will depend on our ability to develop a Cyntech plant.

     Three Months Ended October 31, 2001 and 2000

         Our consulting fees increased to $69,000, or approximately 47%, for the three-month period ended October 31, 2001, as compared to $47,000 in such expenses for the same period in the preceding year. This increase was the result of increased consulting activity in 2001. Related-party consulting expenses increased to $100,000, or approximately 127%, for the three-month period ended October 31, 2001, as compared to $44,000 in such expenses for the same period in the preceding year. This increase was the result of increased related-party consulting activity in 2001. General and administrative expenses increased to $85,000, or approximately 431%, for the three-month period ended October 31, 2001, as compared to $16,000 in such expenses for the same period in the preceding year. This increase was the result of increases in legal and accounting fees relating to the preparation of Form 10-KSB and the annual audit, respectively, and increased travel in 2001. Results for the first quarter of the year ending July 31, 2002, were negatively impacted by a required $800,000 license fee, accrued under terms of the amended agreements with Windstar Research & Engineering, Ltd. (Windstar), for use of Windstar ThermReTec(tm) process for the proposed plant in Mount Belvieu, Chambers County, Texas. Interest expense decreased to $32,000, or approximately 56%, for the three-month period ended October 31, 2001, as compared to $50,000 in such expenses for the same period in the preceding year. This decrease was the result of the transfer of consulting fees payable, and current notes payable and long-term debt during the fourth quarter of the fiscal year ended July 31, 2001, to Windstar in exchange for 3,557,538 shares of common stock. However, we expect that these costs will increase in the future.

Liquidity and Capital Resources

         Since inception, we have relied principally on proceeds from borrowings from affiliates and others and from the issuance of securities to satisfy our cash requirements for operating activities. From inception of December 31, 1997, through October 31, 2001, we used net cash of $905,000 for operating activities and $47,000 for investing activities to purchase property and equipment. We funded these items with $534,000 received from the issuance of common stock, $421,000 in proceeds from borrowings, including $405,000 from affiliates, less payments to affiliates of $16,000, and $47,000 from nonaffiliates, less payments of $15,000 to nonaffiliates. During the year ended July 31, 2000, in order to conserve cash, $1,230,000 in consulting fees, related-party notes and advances payable, and related accrued interest were converted into long-term convertible notes due after May 1, 2002, on 30 days' demand. During the year ended July 31, 2001, in order to conserve cash, the Company paid $418,000, $25,000 and $281,000 (including interest) of related-party notes payable, related-party consulting fees payable and related-party convertible debt, respectively, with the issuance of 874,477, 50,000 and 561,239 shares of common stock, respectively, of the Company; and, the Company transferred to Windstar Research & Engineering, Ltd. $599,000, $556,000, $427,000 and $196,000 of related-party convertible debt, convertible debt, related-party consulting fees payable and consulting fees payable, respectively, in exchange for 3,557,538 shares of common stock issued to Windstar.

Plan of Operation

         Our short-term strategy is to establish initial revenues through the development of a small, low cost Cyntech plant that would focus on the processing and conversion of waste oils into diesel fuels. We have initiated discussions to purchase a deactivated oil refinery in the Chambers County, Texas area. Management believes that before the Company can enter into an agreement to purchase this existing production and storage facility, we will need to obtain, at a minimum, additional equity and long-term project financing of approximately $3.0 million to complete the purchase of the deactivated oil refinery. Preliminarily, we have also determined that we will be required to obtain, at a minimum, an additional $9.5 million of additional equity and long-term project financing to renovate, construct, purchase and install equipment to process waste oils and place the facility in operation. We can provide no assurance that we will be successful in obtaining the needed funds or purchasing the deactivated oil refinery in Chambers County.

         Until our first Cyntech plant is constructed and placed in operation, we plan to continue to obtain required funds through borrowings from affiliates and others and from the issuance of common stock or other securities. To fund development of the proposed Chambers County facility, we will need both to obtain significant amounts of additional equity through the issuance of common stock or other securities and to obtain project financing in the form of long-term borrowings secured by plant assets.

         We estimate that it will take approximately five to eight months after the receipt of at least $12.5 million, our preliminary budget for development of the proposed waste oils to diesel fuels plant, in equity and long-term project financing to acquire the proposed property and complete the development of our first waste oils to diesel fuels plant, and place the facility in operation. We are not likely to receive any significant revenues until 30 to 90 days after actual operations commence. Accordingly, we do not anticipate revenues from our first Cyntech plant to be received prior to the end of calendar year 2002. Delays in obtaining the required equity and long-term project financing or completing any other development component would correspondingly delay the receipt of first revenues from this project.

         Our long-term strategy is to increase revenues through the expansion and development of additional Cyntech plants, beginning with an additional plant in Chambers County, Texas, to process used rubber and tires, plastics and other petrochemical products, as described in our report on Form 10-KSB for the fiscal year ended July 31, 2001. The cost to develop this plant is estimated to be approximately $92.0 million.

Capital Requirements

         As of October 31, 2001, we had deficit working capital of $1,587,000 and a stockholders' deficit of $1,832,000. We require capital for general and administrative expenses and other corporate purposes, as well as costs associated with the development, construction and initial operation of our first Cyntech plant in Chambers County, Texas.

         In connection with our sponsorship of the e-car Europe feasibility study, we have committed to make payments spread over the next 10 months that amount to a total payment of $50,000 prior to February 2002. Additionally, we expect that we will require approximately $750,000 to $900,000 between now and October 31, 2002, for general corporate purposes, including general and administrative expenses, consulting fees and costs associated with meeting our legal reporting and filing requirements. We expect to meet these needs with funds provided principally by borrowing from our affiliates, to the extent available, and our sale of common stock. No one has agreed to loan us any money or buy any of our common stock.

         In addition to general operating funds, we will require significant amounts of capital in connection with the development of our first Cyntech plant, which we estimate will cost a total of approximately $92 million. Under the terms of our agreement with Windstar Research and Engineering, Ltd., we must raise the necessary funds and commence construction of the Chambers County facility prior to December 31, 2001. If we fail to do so, Windstar has the right to terminate the agreement, although it is contractually obligated to provide 180 days' notice and give us 90 days to cure any default. Our goal is to obtain approximately $15 million to $20 million in equity through the sale of common stock, with the balance of the funds to be obtained through project financing; however, there is no guarantee that we will be successful in obtaining such funds. We have entered into a forbearance agreement with Windstar in which Windstar agreed that until August 1, 2003, it will not terminate the exclusive option agreement or exercise any of its rights or remedies provided therein based on our failure to commence construction of facilities in 2001 and 2002 or our failure to make payments of $100,000, 300,000, $500,000 and $100,000 originally due on May 2, 2001, August 1, 2001, August 31, 2001, and May 2, 2002, respectively.

                           PART II--OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         We issued unregistered securities during the period August 1, 2001 to November 30, 2001 as follows:

         In August 2001, the Company paid for services rendered in the amount of $4,000, or $0.50 per share, through the issuance of 8,000 shares of common stock to a nonrelated vendor of the Company.

         In September 2001, the Company received $35,000 in cash, or $0.35 per share, from an entity controlled by a Director and stockholder to purchase 100,000 shares of common stock of the Company.

         In November 2001, the Company received $25,000 in cash, or $0.25 per share, from a nonrelated individual accredited investor to purchase 100,000 shares of common stock of the Company.

         Each of the foregoing transactions was negotiated in face-to-face discussions with executives of the Company. The Company provided the purchaser with business, technical and financial information. Each such purchaser had the opportunity to ask questions of and receive answers from executive officers of the Company and was provided with access to the Company's documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in Section 4(2) thereof.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None.

         (b)      Reports on Form 8-K.  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYNTECH TECHNOLOGIES, INC.


Date: December 17, 2001                 By  /s/ R. Frank Meyer
                                            -----------------------------------
                                            R. Frank Meyer, President, Chief
                                            Executive, Financial and Accounting
                                            Officer