Form 10QSB
period 2002-01-31
CYNTECH TECHNOLOGIES INC
filed 2002-04-03
CIK 869293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 for the
                     Quarterly Period Ended January 31, 2002

                             Commission File Number
                             ----------------------
                                    000-30370

                           Cyntech Technologies, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                                87-0443172
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

        4305 Derbyshire Trace, SE
               Conyers, GA                                          30094
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

                                 (770) 760-8732
                            -------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 29, 2002, issuer had 37,194,840 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                              January 31,
                                                                                  2002
                                                                           -------------------
Assets
Current assets:
Cash                                                                          $      5,000
                                                                              ------------

Property and equipment, net                                                         16,000
                                                                              ------------
Total assets                                                                  $     21,000
                                                                              ============

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable                                                              $    390,000
Accrued liabilities                                                                175,000
Consulting fees payable                                                            275,000
Notes payable                                                                       72,000
Related-party notes payable                                                        917,000
                                                                              ------------
Total current liabilities                                                        1,829,000

Long-term debt - related parties                                                   180,000
                                                                              ------------

Total liabilities                                                                2,009,000
                                                                              ------------

Commitments and contingencies (Note 6)                                                  --

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                                          --
Common stock, $.001 par value 100,000,000 shares
  authorized, 37,014,840 shares issued and outstanding                              37,000
Additional paid-in capital                                                       5,486,000
Deficit accumulated during the development stage                                (7,511,000)
                                                                              ------------

Total stockholders' deficit                                                     (1,988,000)
                                                                              ------------

Total liabilities and stockholders' deficit                                   $     21,000
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

                                                   CYNTECH TECHNOLOGIES, INC.
                                                  (A Development Stage Company)
                                              Consolidated Statement of Operations
                                                           (unaudited)


                                                                                                        Cumulative
                                                                                                          Amounts
                                                     Three Months Ended          Six Months Ended         Through
                                                        January 31,                January 31,          January 31,
                                                       2002         2001          2002         2001          2002
                                                 --------------------------------------------------------------------
Sales                                            $         -- $         --  $          -- $        --  $         --
Consulting expense                                     57,000       37,000        126,000      70,000     1,180,000
Related-party consulting expense                       95,000       69,000        195,000     123,000     1,246,000
General and administrative expenses                    36,000       41,000        121,000      60,000     3,627,000
License fee                                                 0           --        800,000          --       900,000
Impairment of deposit for potential acquisition            --           --             --          --        76,000
                                                 ------------ ------------  ------------- -----------  ------------
Loss from operations                                 (188,000)    (147,000)    (1,242,000)   (253,000)   (7,029,000)

Other income                                               --           --             --          --        30,000
Interest expense                                      (42,000)     (51,000)       (74,000)   (101,000)     (512,000)
                                                 ------------ ------------  ------------- -----------  ------------
Loss before income taxes                             (230,000)    (198,000)    (1,316,000)   (354,000)   (7,511,000)

Income tax benefit                                         --           --             --          --            --

Net loss                                         $   (230,000)$   (198,000) $  (1,316,000)$  (354,000) $ (7,511,000)
                                                 ============ ============  ============= ===========  ============

Loss per share - basic and diluted               $      (0.01)$      (0.01) $       (0.04)$     (0.01)
                                                 ============ ============  ============= ===========

Weighted average shares - basic and diluted        36,942,000   30,468,000     36,803,000  30,432,000
                                                 ============ ============  ============= ===========

          See accompanying notes to consolidated financial statements.

                                   CYNTECH TECHNOLOGIES, INC.
                                  (A Development Stage Company)
                              Consolidated Statement of Cash Flows
                                           (unaudited)

                                                                                           Cumulative
                                                              Six Months Ended               Amounts
                                                                 January 31,                 Through
                                                      ------------------------------       January 31,
                                                           2002              2001             2002
                                                      ---------------   ------------     -------------
Cash flows from operating activities:
Net loss                                              $   (1,316,000)   $   (354,000)    $  (7,511,000)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
Depreciation                                                   5,000           4,000            31,000
Bad debt expense                                                  --              --             9,000
Write-off of deposits                                             --              --            76,000
Stock issued for services                                      4,000              --         2,553,000
Note issued for services                                          --              --           180,000
Note issued for license fee                                  800,000              --           900,000
Stock option expense                                              --              --            27,000
(Increase) decrease in:
Receivables                                                       --              --            (2,000)
Increase (decrease) in:
Accounts payable                                              30,000          (4,000)          208,000
Accrued liabilities                                           73,000         100,000           549,000
Consulting fees payable                                      267,000         161,000         2,013,000
                                                      --------------    ------------     -------------

Net cash used in operating activities                       (137,000)        (93,000)         (967,000)
                                                      --------------    ------------     -------------

Cash flows from investing activities-
purchase of property and equipment                                --              --           (47,000)
                                                      --------------    ------------     -------------

Cash flows from financing activities:
Increase in related-party notes payable                       17,000          77,000           405,000
Payments on related-party notes payable                                                        (16,000)
Increase in notes payable                                         --              --            47,000
Payments on notes payable                                                                      (15,000)
Issuance of common stock                                      99,000              --           598,000
                                                      --------------    ------------     -------------

Net cash provided by financing activities                    116,000          77,000         1,019,000
                                                      --------------    ------------     -------------

Net (decrease) increase in cash                              (21,000)        (16,000)            5,000

Cash, beginning of period                                     26,000          16,000                --
                                                      --------------    ------------     -------------

Cash, end of period                                   $        5,000    $         --     $       5,000
                                                      ==============    ============     =============

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                   (unaudited) (continued from previous page)


                                                              Six Months Ended
                                                                 January 31,
                                                      ------------------------------
                                                           2002              2001
                                                      ---------------   ------------
Cash paid during the period for:
    Interest                                          $        1,000    $      1,000
    Income taxes                                                  --              --
    Noncash financing activities

During the six-month periods ended January 31, 2002 and 2001, the Company exchanged 40,000 shares and 100,000 shares, respectively, of the Company's common stock for related-party debt.

          See accompanying notes to consolidated financial statements.

                           CYNTECH TECHNOLOGIES, INC.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                January 31, 2002
                                   (unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed November 29, 2001, with the Securities and Exchange Commission for the years ended July 31, 2001 and 2000. Operating results for the six-month period ended January 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the year ending July 31, 2002, or any interim period.

2.       GOING CONCERN

         As of January 31, 2002, the Company's revenue-generating activities were not in place, and the Company has incurred significant losses in all periods since inception. In addition, current liabilities exceed current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

3.       NOTES PAYABLE

         Notes payable at January 31, 2002, consist of the following:

         Unsecured note payable to an
         individual bearing interest at 10%,
         due on demand                                       $   25,000

         Unsecured note payable to a
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
                                                             ==========

4.       RELATED-PARTY NOTES

         Related-party notes at January 31, 2002, consist of the following:

         Unsecured note payable to Windstar
         Research & Engineering, Ltd.
         (Windstar), an affiliated company
         controlled by a number of
         stockholders, officers and directors of
         the Company, bearing interest at 12%,
         due on demand after August 1, 2003                 $   180,000

         Unsecured note payable to Windstar
         bearing interest at 12% due on demand
         after May 2, 2002                                      900,000

         Unsecured notes payable to an entity
         controlled by the spouse of an
         officer/majority stockholder bearing
         interest at 9%, due on demand                            7,000

         Unsecured note payable to a director and
         stockholder of the Company bearing
         interest at 9%, due on demand                           10,000
                                                            -----------

                                                              1,097,000

         Less current portion                                  (917,000)
                                                            -----------

                                                            $   180,000
                                                            ===========

5.       COMMON STOCK

         During the period August 1, 2001, through January 31, 2002:

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

         In December 2001, The Company received $40,000 in cash and reduced a related-party note payable by $10,000, or $0.25 per share, from an entity controlled by a director and stockholder to purchase 200,000 shares of common stock of the Company.

6.       COMMITMENTS AND CONTINGENCIES

         Licensing Agreement

         The Company has entered into a license agreement with a related party that grants the Company the exclusive right to certain technologies developed by another company relating to the design, manufacture and operation of facilities to recover petrochemical feedstock from waste rubber and plastics. Under the agreement, the Company is obligated to pay $1,000,000 for Phase I for each plant or facility constructed to use the licensed technology. An additional $500,000 shall be required for each additional development phase constructed. In addition, the Company shall pay a monthly license fee of 7% of gross income to the licensor for each plant. During the year ended July 31, 2000, there were no payments required under this agreement. During the year ended July 31, 2001, and the quarter ended October 31, 2001, the company was required to pay license fees of $100,000 and $800,000, respectively, for the plant scheduled to commence in 2001. The Company issued notes payable in the amount of $100,000 and $800,000, respectively, for this obligation. During the quarter ended October 31, 2001, the Company failed to make required payments under the licensing agreement in the amounts of $100,000 and $800,000, respectively, and is therefore in default under the licensing agreement. In addition, the Company does not expect to commence construction of the first plant during 2001 as required by the agreement.

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

                  Year 2001 - One plant
                  Year 2002 - Two additional plants
                  Year 2003 - Three additional plants
                  Year 2004 - Four additional plants
                  Year 2005 - Five additional plants
                  Year 2006 and thereafter - Six additional plants per year.

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

         Contingencies

         Effective July 31, 2001, the Company entered into an agreement wherein related-party long-term convertible debt of $599,000, including interest; nonrelated-party long-term convertible debt of $556,000, including interest; related-party consulting fees payable of $427,000, including interest; and nonrelated-party consulting fees payable of $196,000, including interest, were transferred to Windstar. As consideration for this transaction, the Company issued 3,557,538 shares of common stock, or $.50 per share, to Windstar. Windstar is controlled by certain officers, directors and stockholders of the Company.

         The Company may be contingently liable for these amounts due to the related-party nature of the transaction and because the individual debt holders have not released the Company from liability.

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

Results of Operations

         We had no revenues from operations from inception through January 31, 2002. Future revenues will depend on our ability to develop a Cyntech plant.

     Three Months Ended January 31, 2002 and 2001

         Our consulting expenses increased to $57,000, or approximately 54%, for the three-month period ended January 31, 2002, as compared to $37,000 in such expenses for the same period in the preceding year. This increase was the result of increased consulting activity in 2002, including revisions to the Company's business plan. Related-party consulting expenses increased to $95,000, or approximately 38%, for the three-month period ended January 31, 2002, as compared to $69,000 in such expenses for the same period in the preceding year. This increase was the result of increased related-party consulting activity in 2002, including revising the short-term and long-term business plans for the Company and developing an implementation plan for construction and operation of our proposed facility in Chambers County, Texas. General and administrative expenses decreased to $36,000, or approximately 12%, for the three-month period ended January 31, 2002, as compared to $41,000 in such expenses for the same period in the preceding year. This decrease was the result of decreased travel in 2002. Interest expense decreased to $42,000, or approximately 18%, for the three-month period ended January 31, 2002, as compared to $51,000 in such expenses for the same period in the preceding year. This net decrease was the result of a decrease in balances due for consulting fees, current notes payable and long-term debt during the fourth quarter of the fiscal year ended July 31, 2001, as a result of a transfer of such liabilities to Windstar Research & Engineering, Ltd., or Windstar, an affiliated company controlled by stockholders, officers and directors of the Company, in consideration of the issuance of common stock. This decrease was partially offset by the accrual during the quarter ended October 31, 20001, of an additional $800,000 license fee, under terms of the amended agreements with Windstar. However, we expect that these operating and interest costs and expenses will increase in the future.

     Six Months Ended January 31, 2002 and 2001

         Our consulting expenses increased to $126,000, or approximately 80%, for the six-month period ended January 31, 2002, as compared to $70,000 in such expenses for the same period in the preceding year. This increase was the result of increased consulting activity in 2002, including activities related to the annual audit and preparation of the annual report for the fiscal year ended July 31, 2001, and revisions to the Company's business plan. Related-party consulting expenses increased to $195,000, or approximately 59%, for the six-month period ended January 31, 2002, as compared to $123,000 in such expenses for the same period in the preceding year. This increase was the result of increased related-party consulting activity in 2002, including revising the short-term and long-term business plan for the Company and developing an implementation plan for construction and operation of our proposed facility in Chambers County, Texas. General and administrative expenses increased to $121,000, or approximately 102%, for the six-month period ended January 31, 2002, as compared to $60,000 in such expenses for the same period in the preceding year. This increase was the result of increases in legal and accounting fees relating to the preparation of the annual report and the audit for the fiscal year ended July 31, 2001, and costs associated with the review and analysis of certain proposed business ventures. Results for the first quarter of the year ending July 31, 2002, were negatively impacted by a required $800,000 license fee, accrued under terms of the amended agreements with Windstar, for use of the Windstar ThermReTec(tm) process for the proposed plant in Mount Belvieu, Chambers County, Texas. Interest expense decreased to $74,000, or approximately 27%, for the six-month period ended January 31, 2002, as compared to $101,000 in such expenses for the same period in the preceding year. This decrease was the result of a decrease in consulting fees payable, and current notes payable and long-term debt during the fourth quarter of the fiscal year ended July 31, 2001, as a result of the transfer of such liabilities to Windstar in consideration of the issuance of common stock, partially offset by the required $800,000 license fee described above. However, we expect that these costs will increase in the future.

Liquidity and Capital Resources

         Since inception, we have relied principally on proceeds from borrowings from affiliates and others and from the issuance of securities to satisfy our cash requirements for operating activities. From inception of December 31, 1997, through January 31, 2002, we used net cash of $967,000 for operating activities and $47,000 for investing activities to purchase property and equipment. We funded these items with $598,000 received from the issuance of common stock, $421,000 in proceeds from borrowings, including $405,000 from affiliates, less payments to affiliates of $16,000, and $47,000 from nonaffiliates, less payments of $15,000 to nonaffiliates. During the year ended July 31, 2000, in order to conserve cash, $1,230,000 in consulting fees, related-party notes and advances payable and related accrued interest were converted into long-term convertible notes due after May 1, 2002, on 30 days' demand. During the year ended July 31, 2001, in order to conserve cash, the Company paid $418,000, $25,000 and $281,000 (including interest) of related-party notes payable, related-party consulting fees payable and related-party convertible debt, respectively, with the issuance of 874,477, 50,000 and 561,239 shares of common stock, respectively, of the Company. In addition, the Company transferred to Windstar Research & Engineering, Ltd. $599,000, $556,000, $427,000 and $196,000 of related-party convertible debt, convertible debt, related-party consulting fees payable and consulting fees payable, respectively, in exchange for 3,557,538 shares of common stock issued to Windstar.

Plan of Operations

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

         Our long-term strategy is to generate revenues through the expansion and development of Cyntech plants, beginning with the proposed plant in Chambers County, Texas, to process used rubber and tires, plastics and other petrochemical products, as described in our annual report on Form 10-KSB for the fiscal year ended July 31, 2001.

         Our short-term strategy is to establish initial revenues through the development of a smaller, lower-cost Cyntech plant than earlier planned that would focus on the processing and conversion of waste oils into diesel fuels. We have initiated discussions to purchase a deactivated oil refinery in the Chambers County, Texas, area. Preliminarily, we have determined that we will be required to obtain, at a minimum, approximately $12.5 million of additional equity and long-term project financing to renovate, construct, purchase and install equipment to process waste oils and place the facility in operation. We can provide no assurances that we will be successful in obtaining the needed funds and/or completing the purchase of the deactivated oil refinery in Chambers County, Texas.

Capital Requirements

         As of January 31, 2002, we had deficit working capital of $1,824,000 and a stockholders' deficit of $1,988,000. We require capital for general and administrative expenses and other corporate purposes, as well as costs associated with the development, construction and initial operation of our first Cyntech plant in Chambers County, Texas.

         In connection with our sponsorship of the e-car Europe feasibility study, we have committed to make payments spread over the next 10 months that amount to a total payment of $50,000 prior to the end of 2002. Additionally, we expect that we will require approximately $750,000 to $1,250,000 between April 1, 2002, and December 31, 2002, for general corporate purposes, including general and administrative expenses, consulting fees and costs associated with meeting our legal reporting and filing requirements. We expect to meet these needs with funds provided principally by borrowing from our affiliates, to the extent available, and our sale of common stock. No one has agreed to loan us any money or buy any of our common stock.

         In addition to general operating funds, we will require significant amounts of capital in connection with the development of our first Cyntech plant, which we estimate will cost a total of approximately $92 million. Under the terms of our agreement with Windstar Research and Engineering, Ltd., we were required to raise the necessary funds and commence construction of the Chambers County facility prior to December 31, 2001. If we failed to do so, Windstar had the right to terminate the agreement, although it was contractually obligated to provide 180 days' notice and give us 90 days to cure any default. On November 19, 2001, the Company and Windstar entered into a forbearance agreement in which Windstar agreed that until August 1, 2003, it will not terminate the license agreement or exercise any of its rights or remedies provided in the agreement related to the Company's default to commence construction of new facilities in 2001 and 2002, and failing to make payments of $100,000, $300,000, $500,000 and
$100,000 due on May 2, 2001, August 1, 2001, August 31, 2001, and May 2, 2002,
respectively.

                           PART II--OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         We issued unregistered securities during the period covered by this report as follows:

         In November 2001, the Company received $25,000 in cash, or $0.25 per share, from a nonrelated individual accredited investor to purchase 100,000 shares of common stock of the Company. The market price of our common stock on such date was approximately $0.15 per share.

         In December 2001, the Company received $40,000 in cash and reduced a related-party note payable by $10,000, or $0.25 per share, from an entity controlled by a director and stockholder to purchase 200,000 shares of common stock of the Company. The market price of our common stock on such date was approximately $0.14 per share.

         In March 2002, the Company sold 180,000 shares of common stock for $40,000 in cash, or $0.25 per share, to one accredited investor. The market price of our common stock on such date was approximately $0.16 per share.

         Each of the foregoing transactions was negotiated in face-to-face discussions with executives of the Company. The Company provided the purchaser with business, technical and financial information. Each such purchaser had the opportunity to ask questions of and receive answers from executive officers of the Company and was provided with access to the Company's documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 provided in Section 4(2) thereof.


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

                                   CYNTECH TECHNOLOGIES, INC.


Date:  April 3, 2002               By /s/ R. Frank Meyer
                                      ------------------------------------------
                                      R. Frank Meyer, President, Chief
                                      Executive Financial and Accounting Officer