Form 10QSB
period 2002-04-30
CYNTECH TECHNOLOGIES INC
filed 2002-06-14
CIK 869293

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the Quarterly Period Ended April 30, 2002


                        Commission File Number 000-30370


                           Cyntech Technologies, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Utah                                            87-0443172
  ---------------------------------                       --------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

            4305 Derbyshire Trace, SE
                   Conyers, GA                                      30094
    ----------------------------------------                     -----------
    (Address of principal executive offices)                      (Zip Code)

                                 (770) 760-8732
                           --------------------------
                           (Issuer's telephone number)

                                       n/a
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 1, 2002, issuer had 37,186,209 shares of issued and outstanding common stock, par value $0.001.


         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Unaudited)

                                                                               April 30,
                                                                                  2002
                                                                           -------------------
Assets
Current assets:
  Cash...................................................................     $         --
  Property and equipment, net............................................           14,000
                                                                              ------------
Total assets.............................................................     $     14,000
                                                                              ============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable.......................................................     $    439,000
  Accrued liabilities....................................................          220,000
  Consulting fees payable................................................          415,000
  Notes payable..........................................................           72,000
  Related-party notes payable............................................          919,000
                                                                                ----------
    Total current liabilities............................................        2,065,000

Long-term debt - related parties.........................................          180,000
                                                                                ----------

Total liabilities........................................................        2,245,000
                                                                                 ---------

Commitments and contingencies (Note 6)...................................               --

Stockholders' deficit:
Preferred stock, $.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding...........................               --
Common stock, $.001 par value 100,000,000 shares
  authorized, 37,186,209 shares issued and outstanding...................           37,000
Additional paid-in capital...............................................        5,536,000
Deficit accumulated during the development stage.........................       (7,804,000)
                                                                                -----------

Total stockholders' deficit..............................................       (2,231,000)
                                                                                -----------

Total liabilities and stockholders' deficit..............................     $     14,000
                                                                              ============

               See accompanying notes to consolidated financial statements.

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                                                          Cumulative
                                                      Three Months Ended          Nine Months Ended         Amounts
                                                          April 30,                   April 30,             through
                                                  --------------------------- ---------------------------  April 30,
                                                      2002          2001          2002          2001         2002
                                                  ------------- ------------- ------------- ---------------------------
Sales............................................   $       --    $       --   $        --    $       --   $        --
Consulting expense...............................       69,000        56,000       195,000       126,000     1,249,000
Related-party consulting expense.................       95,000        66,000       290,000       189,000     1,341,000
General and administrative expenses..............       84,000       100,000       205,000       160,000     3,711,000
License fee......................................           --            --       800,000            --       900,000
Impairment of deposit for potential acquisition..           --            --            --            --        76,000
                                                    ----------    ----------   -----------    ----------   -----------

Loss from operations.............................     (248,000)     (222,000)   (1,490,000)     (475,000)   (7,277,000)

Other income.....................................           --            --            --            --        30,000
Interest expense.................................      (45,000)      (51,000)     (119,000)     (152,000)     (557,000)
                                                    ----------    ----------   -----------    ----------   -----------

Loss before income taxes.........................      (293,00)     (273,000)   (1,609,000)     (627,000)   (7,804,000)

Income tax benefit...............................           --            --            --            --            --

Net loss.........................................   $ (293,000)   $ (273,000)  $(1,609,000)   $ (627,000)  $(7,804,000)
                                                    ==========    ==========   ===========    ==========   ===========

Loss per share - basic and diluted...............   $    (0.01)   $    (0.01)  $     (0.04)   $    (0.02)
                                                    ==========    ==========   ===========    ==========

Weighted average shares - basic and diluted......   37,100,000    30,792,000    36,900,000    30,517,000
                                                    ==========    ==========   ===========    ==========

                              See accompanying notes to consolidated financial statements.

                                                        3

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (unaudited)

                                                                                           Cumulative
                                                              Nine Months Ended              Amounts
                                                                  April 30,                  through
                                                      ----------------------------------    April 30,
                                                           2002              2001             2002
                                                      ----------------  ---------------- ----------------
Cash flows from operating activities:

Net loss............................................    $ (1,609,000)    $  (627,000)     $ (7,804,000)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation....................................           7,000           6,000            33,000
    Bad debt expense................................              --              --             9,000
    Write-off of deposits...........................              --              --            76,000
    Stock issued for services.......................           4,000              --         2,553,000
    Note issued for services........................              --              --           180,000
    Note issued for license fee.....................         800,000              --           900,000
    Stock option expense............................              --              --            27,000
    (Increase) decrease in:
    Receivables.....................................              --              --            (2,000)
    Increase (decrease) in:
    Accounts payable................................          79,000         (90,000)          257,000
    Accrued liabilities.............................         118,000         173,000           594,000
    Consulting fees payable.........................         407,000         308,000         2,153,000
                                                        ------------     -----------      ------------

Net cash used in operating activities                       (194,000)       (230,000)       (1,024,000)
                                                        ------------     -----------      ------------
Cash flows from investing activities-
purchase of property and equipment..................              --              --           (47,000)
                                                        ------------     -----------      ------------

Cash flows from financing activities:
Increase in related-party notes payable.............          19,000          20,000           407,000
Payments on related-party notes payable.............              --              --           (16,000)
Increase in notes payable...........................              --              --            47,000
Payments on notes payable...........................              --              --           (15,000)
Issuance of common stock............................         149,000         203,000           648,000
                                                        ------------     -----------      ------------

Net cash provided by financing activities...........         168,000         223,000         1,071,000
                                                        ------------     -----------      ------------

Net (decrease) increase in cash.....................         (26,000)         (7,000)               --

Cash, beginning of period...........................          26,000          16,000                --
                                                        ------------     -----------      ------------

Cash, end of period.................................    $         --     $     9,000      $         --
                                                        ============     ===========      ============

      Consolidated Statement of Cash Flows (continued from previous page):

                           CYNTECH TECHNOLOGIES, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (unaudited)


                                                              Nine Months Ended
                                                                  April 30,
                                                      ----------------------------------
                                                           2002              2001
                                                      ----------------  ----------------
Cash paid during the period for:
    Interest                                            $      1,000     $     2,000
    Income taxes                                                   -               -
    Noncash financing activities

During the nine-month periods ended April 30, 2002 and 2001, the Company exchanged 40,000 shares and 100,000 shares, respectively, of the Company's common stock for related-party debt of $8,000 and $10,000, respectively.

          See accompanying notes to consolidated financial statements.

                                       5

                           CYNTECH TECHNOLOGIES, INC.
                         (A Developmental Stage Company)
                   Notes to Consolidated Financial Statements
                                 April 30, 2002
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-KSB filed November 29, 2001, with the Securities and Exchange Commission for the years ended July 31, 2001 and 2000. Operating results for the nine-month periods ended April 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for the year ending July 31, 2002, or any interim period.

2.       GOING CONCERN

         As of April 30, 2002, the Company's revenue-generating activities were not in place, and the Company has incurred significant losses in all periods since inception. In addition, current liabilities exceed current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management intends to convert certain current obligations into equity or long-term notes; however, no formal agreements have been reached and there is no assurance that the Company will be successful in such efforts. In addition, management is seeking additional equity and debt financing; however, there can be no assurance that the Company will be successful in obtaining such financing.

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

3.       NOTES PAYABLE

         Notes payable at April 30, 2002, consist of the following:

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
                                                             ==========

4.       RELATED-PARTY NOTES

         Related-party notes at April 30, 2002, consist of the following:

         Unsecured note payable to Windstar
         Research & Engineering, Ltd.,
         or Windstar, an affiliated company
         controlled by a number of
         stockholders, officers and directors of
         the Company, bearing interest at 12%,
         due on demand after August 1, 2003                  $  180,000

         Unsecured note payable to Windstar
         bearing interest at 12% due on demand
         after May 2, 2002                                      900,000

         Unsecured notes payable to an entity
         controlled by the spouse of an
         officer/majority stockholder bearing
         interest at 9%, due on demand                            9,000

         Unsecured note payable to a director and
         stockholder of the Company bearing
         interest at 9%, due on demand                           10,000
                                                             ----------

                                                             $1,099,000

         Less current portion                                  (919,000)
                                                             ----------

                                                             $  180,000
                                                             ==========

5.       COMMON STOCK

         During the period August 1, 2001, through April 30, 2002:

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

         In March 2002, the Company received $5,000 in cash, or $0.25 per share, from an officer and director to exercise director stock options to purchase 20,000 shares of common stock of the Company.

         In March and April of 2002, the Company received $25,000 and $20,000 in cash, or $0.35 and $0.25 per share, from an accredited investor to purchase 71,429 and 80,000 shares, respectively, of common stock of the Company.

6.       COMMITMENTS AND CONTINGENCIES

         Licensing Agreement
         -------------------

         The Company has entered into a license agreement with a related party, which grants the Company the exclusive right to certain technologies developed by another company relating to the design, manufacture and operation of facilities to recover petrochemical feedstock from waste rubber and plastics. Under the agreement, the Company is obligated to pay $1,000,000 for Phase I for each plant or facility constructed to use the licensed technology. An additional $500,000 shall be required for each additional development phase constructed. In addition, the Company shall pay a monthly license fee of 7% of gross income to the licensor for each plant. During the year ended July 31, 2000, there were no payments required under this agreement. During the year ended July 31, 2001, and the quarter ended October 31, 2001, the company was required to pay license fees of $100,000 and $800,000, respectively, for the plant scheduled to commence in 2001. The Company issued notes payable in the amount of $100,000 and $800,000, respectively, for these obligations. During the quarter ended October 31, 2001, the Company failed to make required payments under the licensing agreement in the amounts of $100,000 and $800,000, respectively, and is therefore in default under the licensing agreement. In addition, the Company did not commence construction of the first plant during 2001 as required by the agreement.

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

         Under terms of the original Agreement, which is subject to a forbearance agreement, with Windstar, the Company was required to commence building the following numbers of new plants within the first five years as follows:

                  Year 2001 - One plant
                  Year 2002 - Two plants
                  Year 2003 - Three plants
                  Year 2004 - Four plants
                  Year 2005 - Five plants
                  Year 2006 and thereafter - Six plants per year.

         Consulting Agreements
         ---------------------

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

         Contingencies
         -------------

         Effective July 31, 2001, the Company entered into an agreement wherein related-party long-term convertible debt of $599,000, including interest, non-related-party long-term convertible debt of $556,000, including interest, related-party consulting fees payable of $427,000, including interest, and non-related-party consulting fees payable of $196,000, including interest, were transferred to Windstar. As consideration for this transaction, the Company issued 3,557,538 shares of common stock, or $.50 per share, to Windstar. Windstar is controlled by certain officers, directors and stockholders of the Company.

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

Results of Operations

         We had no revenues from operations from inception through April 30, 2002. Future revenues will depend on our ability to develop a Cyntech plant.

     Three Months Ended April 30, 2002 and 2001

         Our consulting expenses increased to $69,000, or approximately 23%, for the three-month period ended April 30, 2002, as compared to $56,000 in such expenses for the same period in the preceding year. This increase was the result of increased consulting activity in 2002, including revision of the Company's strategic and business plans. Related-party consulting expenses increased to $95,000, or approximately 44%, for the three-month period ended April 30, 2002, as compared to $66,000 in such expenses for the same period in the preceding year. This increase was the result of increased related-party consulting activity in 2002, including research and development of revised strategic and business plans for funding, construction and operation of additional proposed business ventures. General and administrative expenses decreased to $84,000, or approximately 16%, for the three-month period ended April 30, 2002, as compared to $100,000 in such expenses for the same period in the preceding year. This decrease was the result of decreased travel expenses and legal and accounting fees in 2002, offset by increases in professional fees for the development of data processing systems. Interest expense decreased to $45,000, or approximately 12%, for the three-month period ended April 30, 2002, as compared to $51,000 in such expense for the same period in the preceding year. This net decrease was the result of a decrease in consulting fees payable balances, current notes payable and long-term debt during the fourth quarter of the fiscal year ended July 31, 2001, as a result of a transfer of such liabilities to Windstar Research & Engineering, Ltd., or Windstar, an affiliated company controlled by stockholders, officers and directors of the Company, and offset by the required $800,000 license fee accrued under terms of the amended agreements with Windstar. However, we expect that these operating and interest costs and expenses will increase in the future.

     Nine Months Ended April 30, 2002 and 2001

         Our consulting expenses increased to $195,000, or approximately 55%, for the nine-month period ended April 30, 2002, as compared to $126,000 in such expenses for the same period in the preceding year. This increase was the result of increased consulting activity in 2002, including activities related to the annual audit and preparation of the annual report for the fiscal year ended July 31, 2001, and revisions to the Company's strategic and business plans. Related-party consulting expenses increased to $290,000, or approximately 53%, for the nine-month period ended April 30, 2002, as compared to $189,000 in such expenses for the same period in the preceding year. This increase was the result of increased related-party consulting activity in 2002, including revising the short-term and long-term strategic and business plans for the Company, and developing an implementation plan for construction and operation of our proposed facility in Chambers County, Texas, and other proposed business ventures. General and administrative expenses increased to $205,000, or approximately 28%, for the nine-month period ended April 30, 2002, as compared to $160,000 in such expenses for the same period in the preceding year. This increase was the result of increases in the development of data processing systems, and legal and accounting fees relating to the preparation of the annual report on Form 10-KSB and the audit for the fiscal year ended July 31, 2001, and costs associated with the review and analysis of certain proposed business ventures, less decreased travel in 2002. Results for the first quarter of the year ending July 31, 2002, were negatively impacted by a required $800,000 license fee, accrued under terms of the amended agreements with Windstar, for use of the Windstar ThermReTec(tm) process for the proposed plant in Mount Belvieu, Chambers County, Texas. Interest expense decreased to $119,000, or approximately 22%, for the nine-month period ended April 30, 2002, as compared to $152,000 in such expenses for the same period in the preceding year. This decrease was the result of a decrease in consulting fees payable, current notes payable and long-term debt during the fourth quarter of the fiscal year ended July 31, 2001, as a result of the transfer of such liabilities to Windstar, offset by the required $800,000 license fee described above. However, we expect that these operating and interest costs will increase in the future.

Liquidity and Capital Resources

         Since inception, we have relied principally on proceeds from borrowings from affiliates and others and from the issuance of securities to satisfy our cash requirements for operating activities. From inception of December 31, 1997, through April 30, 2002, we used net cash of $1,024,000 for operating activities and $47,000 for investing activities to purchase property and equipment. We funded these items with $648,000 received from the issuance of common stock, $423,000 in proceeds from borrowings, including $407,000 from affiliates, less payments to affiliates of $16,000, and $47,000 from nonaffiliates, less payments of $15,000 to nonaffiliates. During the year ended July 31, 2000, in order to conserve cash, $1,230,000 in consulting fees, related-party notes and advances payable, and related accrued interest were converted into long-term convertible notes due after May 1, 2002, on 30 days' demand. During the year ended July 31, 2001, in order to conserve cash, the Company paid $418,000, $25,000 and $281,000 (including interest) of related-party notes payable, related-party consulting fees payable and related-party convertible debt, respectively, with the issuance of 874,477, 50,000 and 561,239 shares of common stock, respectively, of the Company; and, the Company transferred to Windstar Research & Engineering, Ltd. $599,000, $556,000, $427,000 and $196,000 of related-party convertible debt, convertible debt, related-party consulting fees payable and consulting fees payable, respectively, in exchange for 3,557,538 shares of common stock issued to Windstar.

Plan of Operations

         Our short-term strategy is to establish initial revenues through the development of a smaller, lower-cost Cyntech plant that would focus on the processing and conversion of waste oils into diesel fuels. On April 11, 2002, we entered into a nonbinding Letter of Intent with Feighner Investments, LLC, concerning the purchase of a currently nonoperating refinery property located in Chambers County, Texas. J.W. Feighner, Jr., a director and principal stockholder of Cyntech Technologies, Inc., is also a principal of Feighner Investments, LLC.

         Under the terms of the Letter of Intent, the parties must close the purchase agreement on or before August 29, 2002. The purchase price is expected to be a total of $1,900,000, payable in cash at closing of $1,000,000 and a promissory note for the remaining $900,000, as well as a 25% interest in a limited partnership to be formed with Cyntech Fuels of Chambers County, LLC, our subsidiary, as the general partner, and Feighner Investments, LLC, as a limited partner. Under the proposed limited partnership agreement, Cyntech Technologies, Inc. will repurchase the 25% interest in the limited partnership from Feighner Investments, LLC, within five years from the date of closing of the purchase agreement, for a price of $1,000,000. Management believes that before we can enter into a formal contract to purchase this facility, we will need to obtain, at a minimum, additional equity and long-term project financing of approximately $7.5 to $9.5 million to renovate, construct, purchase and install equipment to process waste oils and place the facility in operation. We can provide no assurances that we will be successful in obtaining the needed funds and/or completing the purchase of the deactivated oil refinery in Chambers County, Texas.

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

Capital Requirements

         As of April 30, 2002, we had deficit working capital of $2,065,000 and a stockholders' deficit of $2,231,000. We require capital for general and administrative expenses and other corporate purposes, as well as costs associated with the development, construction and initial operation of our first Cyntech plant in Chambers County, Texas.

         In connection with our sponsorship of the e-car Europe feasibility study, we have committed to make a total payment of $50,000 prior to the end of 2002. Additionally, we expect that we will require approximately $1,500,000 to $2,500,000 between June 1, 2002, and July 31, 2003, for general corporate purposes, including general and administrative expenses, consulting fees and costs associated with meeting our legal reporting and filing requirements. We expect to meet these needs with funds provided principally by borrowing from our affiliates, to the extent available, and our sale of common stock. No one has agreed to loan us any money or buy any of our common stock. In addition to general operating funds, we will require significant amounts of capital in connection with the development of our first Cyntech plant, which we estimate will cost a total of approximately $92 million. Under the terms of our agreement with Windstar Research and Engineering, Ltd., we were required to raise the necessary funds and commence construction of the Chambers County facility prior to December 31, 2001. If we failed to do so, Windstar had the right to terminate the agreement, although it was contractually obligated to provide 180 days' notice and give us 90 days to cure any default. On November 19, 2001, the Company and Windstar entered into a forbearance agreement in which Windstar agreed that until August 1, 2003, it will not terminate the license agreement or exercise any of its rights or remedies provided in the agreement related to the Company's default to commence construction of new facilities in 2001 and 2002, and failing to make payments of $100,000, $300,000, $500,000 and $100,000 due on May 2, 2001, August 1, 2001, August 31, 2001, and May 2, 2002, respectively.

                           PART II--OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         During the period covered by this report, we were not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.


                          ITEM 2. CHANGES IN SECURITIES

         We issued unregistered securities during the period covered by this report as follows:

         In March 2002, the Company received $5,000 in cash, or $0.25 per share, from an officer and director to exercise director stock options to purchase 20,000 shares of common stock of the Company. The average market price of our common stock on such date was approximately $0.30 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipient acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         In March and April of 2002, the Company received $25,000 and $20,000 in cash, or $0.35 and $0.25 per share, from an accredited investor to purchase 71,429 and 80,000 shares, respectively, of common stock of the Company. The market price of our common stock on such dates was approximately $0.15 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The investor acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

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

         None.


                            ITEM 5. OTHER INFORMATION

         None.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits. None


         (b) Reports on Form 8-K. During the quarter ended April 30, 2002, the Company filed the following item(s) on Form 8-K:

                  Date of Event Reported                     Item Reported

                    April 11, 2002                     Item 5: Other Events and
                                                       Regulation FD Disclosure

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYNTECH TECHNOLOGIES, INC.


Date:  June 14, 2002               By /s/ R. Frank Meyer
                                      ------------------------------------------
                                      R. Frank Meyer, President, Chief
                                      Executive Financial and Accounting Officer