Form 10KSB
period 2002-07-31
CYNTECH TECHNOLOGIES INC
filed 2004-03-31
CIK 869293

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Fiscal Year Ended July 31, 2002

                        Commission File Number 000-30370

                           CYNTECH TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                                 87-0443172
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

        4305 Derbyshire Trace, SE
               Conyers, GA                                         30094
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                 (770) 760-8732
                -------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
         None                                            None

Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. As of March 23, 2004, issuer has not had any revenues.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of March 23, 2004, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was approximately $2,705,367.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 23, 2004, issuer had 47,141,878 shares of issued and outstanding common stock, with a par value of $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:  Yes  [ ]    No  [X]

                           TABLE OF CONTENTS

  Item                         Description                                  Page

          Special Note about Forward-Looking Information...................   1

                                 Part I
Item 1    Description of Business..........................................   2
Item 2    Description of Property..........................................  19
Item 3    Legal Proceedings................................................  19
Item 4    Submission of Matters to a Vote of Security Holders..............  20

                                 Part II
Item 5    Market for Common Equity and Related Stockholder Matters.........  21
Item 6    Management's Discussion and Analysis or Plan of Operation........  26
Item 7    Financial Statements.............................................  29
Item 8    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................  29
Item 8A   Controls and Procedures..........................................  29

                                Part III
Item 9    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............  30
Item 10   Executive Compensation...........................................  32
Item 11   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................  33
Item 12   Certain Relationships and Related Transactions...................  35
Item 13   Exhibits and Reports on Form 8-K.................................  38
Item 14   Principal Accountant Fees and Services...........................  41

          Signatures.......................................................  43

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

                             _____________________

         As used in this report, the terms "we," "us," "our" and "the Company" refer to Cyntech Technologies, Inc., a corporation organized under Utah law, and our wholly-owned subsidiaries, Cyntech Technologies, Inc., a Nevada corporation, and Cyntech Fuels of Chambers County, LLC, a Texas limited liability company.

         All share and per share amounts for Cyntech Technologies, Inc., a Utah corporation, in this report have been adjusted to reflect a 16.5523-to-1 reverse stock split effected December 22, 1998, unless otherwise expressly stated.

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

Financial Condition and Ability To Continue as a Going Concern

         We are a development-stage company, have had no revenue from operations, and have no operations from which revenue will be generated in the near future. For the fiscal years ended July 31, 2002, and July 31, 2001, we incurred net losses of approximately $2,004,000 and $1,239,000, respectively. We had an accumulated deficit of approximately $8,199,000 for the period December 31, 1997, date of inception, through July 31, 2002. At July 31, 2002, and July 31, 2001, we had net stockholders' deficits of approximately $2,441,000 and $785,000, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of July 31, 2002 and 2001, included in this report, raises substantial doubt about our ability to continue as a going concern. See Consolidated Financial Statements.

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

Proposed Recycling Business

         Petrochemicals are processed chemicals that originate from petroleum or natural gas, including synthetic rubber and plastics, consisting chiefly of compounds of the basic elements hydrogen and carbon. These compounds are also called hydrocarbons. As the central component of our long-term recycling strategy, we propose to develop and operate plants using proprietary technologies known as the Windstar ThermReTec(tm) process to produce marketable petrochemical fuels, chemicals and gases, as well as scrap steel, through the recycling of hydrocarbon-based products such as used tires and plastics.

         In developing these plants, we will need to:

         o select and acquire proposed sites that we believe will enable us to obtain required plant feedstock and a market for our products;

         o        design plants suitable for the feedstock to be processed;

         o obtain necessary financing for capital costs and initial operating expenses;

         o secure necessary environmental permits, zoning clearances, and other approvals; and

         o        complete construction.

         We expect that feedstock for Cyntech plants will consist of waste tires and other rubber products or plastics, synthetic carpet and other hydrocarbon waste products. Based upon our management's discussions with state officials and tire-industry professionals, we believe that in the location of our first intended facility, the Houston metropolitan area, these materials may be obtained at no cost and that firms that generate or collect such items may pay us to accept and recycle such materials. Because we believe that the Houston metropolitan area is representative of similar metropolitan areas nationally, we anticipate that a supply of feedstock sufficient to operate a Cyntech plant will likely be most available in industrial and commercial areas at no cost to us or even with payments to us for accepting certain feedstock. Similarly, our management's informal discussions with potential purchasers lead us to believe that markets for the products that we recover may be available in such areas.

         Preliminarily, we have determined to locate our first Cyntech plant in Chambers County, Texas, in the vicinity of the petrochemical industries of the City of Mount Belvieu. We are now seeking the initial equity capital needed to begin development of a plant in Chambers County. As initial equity is obtained, it will be necessary to complete the remainder of the development steps outlined above. We previously signed a nonbinding engagement for project debt financing for approximately 85% of the estimated $92 million cost of the Chambers County plant, subject to a number of conditions. This engagement has now expired, and we are continuing to work to identify potential alternative sources of financing for the proposed recycling facility. As of the date of this filing, we have no commitment from any source to provide financing. We intend to design the Chambers County plant initially to process waste tires and other rubber products and plan later to add equipment to process plastics and other hydrocarbon materials.

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

         We have an agreement to license the Windstar ThermReTec(tm) process under an Exclusive Option Agreement with Windstar Research and Engineering, Ltd., a separate company controlled by certain of our directors, officers and stockholders. Therefore, this agreement was not the result of arm's-length negotiations. Under this license agreement, we can license the Windstar ThermReTec(tm) process for a plant by paying Windstar a one-time, preconstruction fee of $1.0 million for each Cyntech plant plus an ongoing royalty equal to 7% of gross operating plant revenues during the life of the plant. We will pay an additional $500,000 license fee if a plant processing either rubber or plastic is expanded to process both. We have the right to enter into these licenses for Cyntech plants until February 1, 2011, with the right of Windstar to extend the agreement for two successive 10-year periods. Although we are currently in default under this agreement, Windstar has not provided us with the notice of default that it would be required to provide in order to terminate the agreement, and we have not been told that it intends to do so. See Part III.
Item 12. Certain Relationships and Related Transactions: Windstar License of Windstar ThermReTec(tm) Process.

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

Recycling Business Strategy

         Our long-term business strategy is to apply petrochemical engineering technological solutions to producing marketable petrochemical fuel products and scrap steel through the disposal and recycling of hydrocarbon waste products, including tires. This involves the following key approaches:

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

The Recycling Opportunity

         Based on management's familiarity with the industry, we believe that substantial numbers of used tires, other rubber products, and plastics are placed in aboveground and other dumpsites each year. These plastics typically include synthetic carpeting and automobile fluff, which is the plastic and nonmetal residue from automobiles. Management believes these plastics strain the limited capacity of landfills because these rubber and plastic materials are not readily biodegradable. Although governmental responses to this disposal problem have currently been limited to the imposition of recycling fees upon the initial sale of such products, such as automobile tires, our management believes, based upon its informal inquiries and discussions with state and industry officials, that such products may ultimately be barred from landfills and the costs of disposal imposed upon tire manufacturers and others that manufacture products containing significant quantities of rubber and plastics.

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

         The results of the October 1999 testing were consistent with our more limited previous testing. The available equipment allowed us to produce gas oils (naphtha, kerosene and diesel), process gas (wet stream liquid propane, not fractionated), and carbon black. The testing process did not include a gas stream fractionating unit, but we had the gas stream analyzed by an independent laboratory that confirmed the expected results. The proposed facility for Chambers County has been designed based on the technology and equipment used in that test.

Proposed Construction of Chambers County Recycling Plant

         We propose to develop and build a Cyntech plant to recycle used tires and other rubber products in Chambers County, in the Mount Belvieu area, approximately 15 miles east of Houston, Texas. We project the plant will cost approximately $92 million to develop, construct and place in operation. The proposed project will require approximately 25 acres of land in an industrial area, which we have budgeted at a cost of about $500,000, based upon our informal survey of recent real estate transactions in the area, although we have not selected any specific parcel or entered into any land purchase agreement. The rubber recycling plant will include an approximately 60,000 square-foot building for the plant and offices at a cost of approximately $4 million. We have contacted manufacturers to acquire both off-the-shelf equipment and custom-made Windstar ThermReTec(tm) process components based on the Windstar ThermReTec(tm) process, with an estimated cost of approximately $74 million to

$77 million, depending on final design specifications. We estimate we will spend $10.5 million in addition for planning and design, Windstar licensing fees, financing costs, start-up expenses, and related items.

         Initially, we are designing the Chambers County plant only with a design capacity to process approximately 18 million pounds of scrap tires and other waste rubber per month. We refer to this capacity as Phase I. After this rubber recycling plant is operational, we may expand the plant by adding equipment and processes to recycle approximately 20 million pounds of scrap plastics, used carpeting, and auto fluff per month. This plant expansion, which we refer to as Phase II, would likely cost an additional approximately $18 million to $22 million and require the payment of an additional $500,000 license fee to Windstar. See Part III. Item 12. Certain Relationships and Related
Transactions: Windstar License of the Windstar ThermReTec(tm) Process.

         To date, we have reviewed a number of potential sites, identified potential general contractors, reviewed the qualification of possible contract plant management for the facility, and commenced the equipment and installation engineering drawings. We anticipate that the engineering drawings will be completed in 2005, at which time we will be able to apply for the air quality permit from the Texas Natural Resources Conservation Commission. Based on our management's discussions with that Texas agency, we believe that the typical time for review and approval of an air quality permit is approximately 120 to 180 days. Issuance of a permit is required prior to commencing construction. We anticipate that construction of Phase I could commence no earlier than late 2005, subject to financing.

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

Plant Recycling Feedstock

         Feedstock for Cyntech recycling plants will consist of waste tires and other rubber products or plastics, synthetic carpet, and other hydrocarbon waste products. We expect that some of the feedstock will consist of material that can be obtained without cost because there currently is no readily available market for such materials, such as some rubber waste products and waste plastics.

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

         If we have to pay for plant feedstock, it will have a material and adverse effect on the financial return we expect; although management projects that we could still operate profitably, we cannot assure that this would be the case.

         We expect to obtain feedstock from a variety of sources. For Cyntech plants processing rubber feedstock, possible sources of feedstock include tire manufactures, retailers, independent used tire collectors, and landfill operators. For plants processing plastic feedstock, possible sources of feedstock include refineries, consumer waste management facilities, municipalities and counties. Although currently we have no commitment or arrangement to obtain any feedstock for the plants we may develop, our management has engaged in informal discussions with officials of the Texas Natural Resources Conservation Commission and the Houston Tire Dealers' Association regarding the potentially available feedstock, and based upon those discussions, we believe that there are adequate potential supplies of feedstock in the Houston metropolitan area and that we will not be required to pay for such feedstock.

Recycling Products, Markets and Distribution of Products

         We plan to market the petrochemical fuel products and scrap steel we produce to manufacturers, retailers and users of:

         o        methanol;

         o        residual gases and liquids;

         o        gas oils for the production of naphtha, kerosene and diesel;

         o        marine diesel;

         o        residual gas for cogeneration of electricity for our facility;
                  and

         o        scrap steel.

         In our first planned plant in Chambers County, Texas, we intend to market these products to refineries, petrochemical plants and others in the Houston and Gulf Coast areas. Because our products will be standard petrochemical commodities, we believe that they can be sold readily in the area. We will seek to enter into long-term agreements for the sale of products that we produce at prices that are tied to market indicators or at other prices that may be negotiated. Within the past two years, we have contacted approximately 15 potential purchasers for products we intend to produce to discuss potential demand, deliverability and prices. Based upon these initial contacts and their informal expressions of interest, we expect that we may be able to enter into agreements to sell some, if not all, of our products, before construction of the Chambers County facility commences, but we have no agreements in place now and cannot assure that we will be able to establish any marketing arrangement. We expect to increase our product marketing efforts as our engineering, financing and construction efforts increase. We expect that we may not be able to reach agreements with potential purchasers of the products we produce until construction and initial operation of a Cyntech plant. Therefore, we may have invested significant amounts in the construction and initial operation of a Cyntech plant before knowing whether we will be able to sell the products that we produce. Our inability to establish firm price and long-term sales contracts for the products we produce may adversely affect our ability to obtain required project financing. Our inability to develop a customer base may adversely affect our results of operations. We may operate at a loss. Based upon our preliminary informal discussions with potential purchasers, we believe that we will be able to sell scrap steel to steel plants in the Gulf Coast market, but again we have no arrangement to do so.

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

Additional Recycling Facility Proposals

         Although we have no commitments to construct any particular additional recycling facilities, our agreement with Windstar Research and Engineering requires that we construct 45 recycling facilities over the initial 10-year term of that agreement. Although we are currently in default under our agreement with Windstar, Windstar has not provided us with the notice of default it would be required to provide in order to terminate the agreement, and we are not aware it has any intent to do so. We are currently investigating preliminarily the possibilities of constructing additional recycling facilities in Tampa, Florida, and in the Corpus Christi and Dallas-Fort Worth areas of Texas. We estimate, even if we are able to meet our anticipated schedule for the Chambers County recycling facility, construction of any subsequent domestic facility could commence no earlier than mid-2007.

The European Market

         We propose to participate in mid-2004 as one of a number of sponsors of e-car Europe, a proposed joint venture to recycle used autos and trucks in the European Union countries. In order to participate, we will be required to pay an initial $50,000 sponsorship fee. The e-car Europe initiative, which is currently scheduled to begin initial operations in late 2004 or 2005, proposes to utilize a number of methods for recycling automobiles and trucks and their component parts.

         We have also considered the possibility of locating rubber and plastics' recycling facilities in Germany, France, Belgium and England. While our initial inquiries included preliminary discussions with local governmental officials regarding potential facility locations, we have not entered into any agreements to locate facilities in any of those countries and do not intend to do so in the immediate future.

Competition within our Proposed Recycling Industry

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

Short-term Business Strategy

         Our short-term business strategy is to establish initial revenues through the development of a smaller, lower-cost Cyntech oil and gas facility that would focus on the processing and storage of crude petroleum and petroleum related products. On April 11, 2002, we entered into a nonbinding Letter of Intent with Feighner Investments, LLC, that expired on August 29, 2002, concerning the purchase of a nonoperating refinery and storage tank farm property located in Chambers County, Texas. Although that agreement has expired, we are engaged in continuing discussions with Feighner Investments, LLC, and the continued nonoperational status of the refinery and the relationship between us and the principal of Feighner Investments, LLC (J.W. Feighner, Jr., a director and principal stockholder of Cyntech Technologies, Inc., is also a principal of Feighner Investments, LLC), leads us to believe that we may still be able to acquire the refinery. However, we currently have no agreement to do so and cannot assure that we will be able to do so.

         We will need substantial amounts of additional equity capital and/or debt, estimated to be approximately $25.0 million, in order to purchase, renovate and commence operations at the proposed Chambers County refinery and storage tank farm property. We cannot be certain that we will be able to obtain the needed equity capital and/or debt needed to meet our short-term business strategy.

Risk Factors

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

         We will need additional funds in order to continue. As of July 31, 2002, we had a working capital deficit of approximately $2,272,000 and a stockholders' deficit of approximately $2,441,000. We have no revenues from any source and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, we incur expenses of approximately $200,000-$250,000 per quarter for general, administrative and other operating expenses unrelated to the development of our proposed recycling Cyntech plant in Chambers County, Texas. We expect that our general, administrative and other operating expenses will increase substantially as we accelerate our efforts to develop our Chambers County plant, satisfy increased reporting and stockholder communications obligations under the securities laws, and seek needed additional capital required for our proposed business. We cannot assure that we will be able to obtain funds required to continue. We will need substantial amounts of additional equity capital in order to develop our proposed Chambers County plant.

         We will require substantial amounts of debt project financing to develop our proposed Chambers County plant.

         We estimate that we will require approximately $77 million in project financing in order to develop our proposed Chambers County recycling facility. We previously engaged an unrelated firm to provide project financing equal to

85% of permitted plant costs, subject to a number of material conditions that we were required to satisfy, including to:

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

         We will need substantial amounts of equity capital, debt financing or other sources to implement our short-term business strategy.

         We estimate that we will need approximately $25 million in equity capital, debt financing, or some other source to purchase, renovate and commence operation of the currently nonoperating refinery and storage tank farm we propose to acquire. If we are unable to raise the necessary funds, we will be unable to acquire the facility and implement our short-term business strategy. Further, every delay in our raising the necessary funds exposes us to the risk that the owner of the facility will find another buyer or decide not to sell the facility.

         We must obtain a substantial amount of equity capital before we complete project financing for our proposed Chambers County recycling plant.

         We estimate that we will be required to obtain approximately $15 to $20 million or more in additional equity capital in order to qualify for project financing for our proposed Chambers County recycling plant. We anticipate that substantially all of the needed equity capital must be raised in order to satisfy the financial conditions for a minimum debt-to-equity ratio to qualify for project financing for the Chambers County recycling plant. Delays in obtaining our required equity capital will correspondingly delay our satisfaction of the conditions that may be required to arrange project financing and, in turn, the construction of the Chambers County recycling plant. Even if we are able to raise the equity that we estimate we will need to qualify for project financing, we may nevertheless be unable to obtain that financing, which may force us to seek even more equity and potentially further dilute the interest of existing stockholders. If we are unable to obtain required funding from debt and equity sources, we may be unable to construct a plant, commence operations, or continue in existence.

         We anticipate having substantial future capital needs.

         Even if we are able to fund construction of a Chambers County plant, we estimate that our future capital needs, particularly for expansion of the proposed Chambers County plant to process waste plastics, as well as for developing any additional plants that we may undertake in the future, will be substantial. The extent of our future capital requirements will depend on many factors, including our possible desire to develop additional plants, success in developing additional plants, results of operations, the availability of funding from third parties through strategic alliances, joint ventures or other collaborative arrangements, and other factors not within our control. We cannot estimate the extent of our future capital needs, and it is possible that our estimates will be inaccurate to a significant degree. Based on our current estimates, however, we anticipate that we will seek additional required funds from the sale of securities, new borrowings, or other external sources. If our capital expenditures differ materially from our estimates, we may require additional financing sooner than anticipated. We have no commitments for any such additional capital that we may need. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation: Capital Requirements.

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

         If we construct the Chambers County recycling facility with project indebtedness secured by encumbrances on all of our facilities, substantially all of our operations will have been financed and leveraged through such a financing arrangement. Our investment in the Chambers County facility will only be profitable if it generates cash flow sufficient to cover the principal and interest payments due under the financing arrangement, if we are able to obtain financing. Notwithstanding any results of operations or available cash, we would be required to make payments of principal and interest on such a loan when due. Such payments may leave us with insufficient cash to fund operations, which may materially affect our ability to continue. Because essentially all of our properties and assets would likely be encumbered to secure such a loan, failure to make a payment could result in foreclosure on and loss of such properties and assets. Additionally, because of such encumbrances, it may be difficult or impossible for us to obtain alternative debt financing.

     Risks Related to the Proposed Development and Operation of Cyntech Plants

         Our beliefs regarding the availability of recycling feedstock have been based on limited information and if those beliefs are not well founded, we may not be able to operate Cyntech recycling plants profitably.

         Our plan of operation for proposed Cyntech recycling plants is based on our belief, formed in reliance on our management's general experience in the industry and informal conversations with operators of state and industry facilities in the area of our first proposed plant, that the feedstock we need will be available and that we may even receive a fee for accepting and disposing of various materials, particularly used tires, that will represent a substantial portion of the feedstock requirements for our plants. We have no commitment from any storage, collection or disposal facility, or other source of used tires to obtain any used tires or other feedstock for the Chambers County or any other plant. We cannot assure that we will be able to enter into any agreement under which we will be able to obtain the necessary feedstock or receive a fee for recycling used tires or other feedstock. A number of firms have previously attempted to operate various plants to recycle used tires and other feedstock, but many have been financially unsuccessful and are no longer in operation, perhaps because they were unable to obtain sufficient feedstock or fees for accepting and recycling the materials used for feedstock. If we are unable to obtain sufficient feedstock, if we are not paid to accept and recycle these materials, or if we are required to pay for feedstock, our financial return from operation of Cyntech recycling plants would be substantially and adversely affected. We cannot assure that any Cyntech plant will be profitable.

         The Windstar ThermReTec(tm) process is in its early stages of development and we face significant technological uncertainties.

         We are in the development stage and have not yet built a facility, used the technology we have an exclusive option to license in a full-scale plant, or produced any products. We expect that we will require significant further development, testing and process refinement before the first Cyntech recycling plant will become operational. Our efforts remain subject to all of the risks inherent in new product and process development, including unanticipated technical, regulatory or other problems that could result in material delays or significant cost increases. For the near future, substantially all of our resources will continue to be dedicated to the implementation and commercialization of the Windstar ThermReTec(tm) process. The results of this implementation and commercialization of the Windstar ThermReTec(tm) process may be inconclusive or may not be indicative of the actual results of its full-scale commercial use. If we encounter unfavorable development or test results, we may be forced to abandon the implementation of specific processes or products that we might otherwise have believed to be promising, in which case we may not be able to recover costs incurred in related research and development efforts. We cannot assure that any Cyntech facility will be built, that the technology will perform as laboratory tests have indicated, or that we will ever produce any products.

         We are and will continue to be dependent on Windstar for the technology that is essential to our development and operations.

         We rely a great deal on the technical expertise of Windstar, a separate company controlled by certain of our officers and stockholders, and on the Exclusive Option Agreement we have entered into with Windstar for the right to use the Windstar ThermReTec(tm) technology. At the same time, however, we have little or no control over Windstar or how Windstar conducts its business. If Windstar were to breach its agreement and refuse to license the Windstar ThermReTec(tm) technology for our use, if Windstar were to breach its agreement and refuse to provide us with design, engineering and permitting assistance, if Windstar were to breach its agreement and license the Windstar ThermReTec(tm) technology to our competitors, or if Windstar were to allow its Windstar ThermReTec(tm) technology to become obsolete or outdated, it would have a material adverse effect on our operations.

         Our Exclusive Option Agreement with Windstar imposes a number of requirements on us, and if we fail to perform, we may lose access to the Windstar ThermReTec(tm) process.

         Under our revised agreement with Windstar, we were required to pay $100,000 and $900,000 in licensing fees for the Chambers County facility in the fiscal years ended July 31, 2001 and 2002, respectively. Windstar has agreed to accept our 12-month notes for the initial $100,000 payment due in 2001 and for the $900,000 payments due in 2002. Additional requirements imposed upon us by the agreement include the requirements to commence building of new facilities according to an aggressive schedule (one facility in 2001, two in 2002, three in 2003, four in 2004, five in 2005, and six in each year thereafter), pay license fees of $1.0 million per facility, and pay monthly operating fees based on gross income of any plants that become operational.

         Because we have failed to meet a number of the requirements imposed on us by the Exclusive Option Agreement, Windstar has the right to deliver to us a notice of default that provides at least 180 days' notice of termination and allows us 90 days to cure the default and thereby prevent termination of the agreement. Windstar has not done so, but would be within its rights to do so at any time. If Windstar delivers to us a notice of default and we are unable to cure that default, Windstar may terminate the agreement with 180 days' notice and we would thereafter lose access to the Windstar ThermReTec(tm) process, in which case we would be unable to continue as planned.

         Our business is subject to substantial environmental regulation and our activities will carry certain inherent risks related to environmental, fire and public health issues.

         Our business will be subject to numerous laws and regulations concerning the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection. These laws and regulations may impose costs on our operations that make it impossible to operate in a cost-effective manner. Initially, we need to obtain an air quality permit before we commence construction of the Chambers County facility. Because Chambers County has been designated as a "severe" nonattainment county for ozone and volatile organic compounds under the Clean Air Act, additional state permits will be required if it is determined that our facility will result in emissions of those materials above certain levels. If we are unable to obtain the required air quality permit and any additional permits that may be required, we will be unable to construct and operate the Chambers County facility, which would have a material adverse effect on the implementation of our business plan as we seek an alternate location and essentially restart much of the development process. Further, although we intend to comply with all applicable laws and regulations, we may violate one or more of these laws and regulations, which could result in the imposition of sanctions including the loss of certain permits or licenses, civil sanctions or criminal penalties.

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

         We are still at an early stage in the development of our proposed Cyntech recycling plants. We have not tested our processes in a full-scale plant. Therefore, we have no operating history on which investors can base an evaluation of our business and prospects. Accordingly, potential investors must consider the risks and difficulties we face as an early-stage company with no operating history proposing to enter into an innovative and untested business. Our business objectives must be considered speculative, and there is no assurance that we will satisfy those objectives. We cannot be certain that our business strategy will be successful.

         We are heavily dependent on our executive officers.

         Our success depends on the continued contributions of our executive officers, particularly R. Frank Meyer, our President, and Isaiah A. Yancy, Executive Vice President for Operations. Mr. Meyer is central to our vision, development and growth and has been chiefly responsible for developing all of our relationships with our other executives, directors and external consulting entities. Isaiah A. Yancy has played a substantial role in the development of our business plans and the industry relationships we have developed. We currently do not have key man life insurance on any of our executives. Even if we continue to rely on consultants for various engineering, design and other specialized services, we will need to recruit and retain additional personnel, including technical advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations. See Part III. Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act.

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

         Our success will depend, in part, upon our intellectual property rights. We obtain rights to such intellectual property under our Exclusive Option Agreement with Windstar. To date, Windstar has not been granted and does not hold any patents. A patent application was made for certain proprietary technology on March 4, 1998, and has been assigned to Windstar, a separate company controlled by certain of our officers and stockholders. That patent application has not yet been approved, we cannot assure that any patent will be granted, and we are unsure when such a determination will be made. We also will rely on unpatented trade secrets and know-how to protect the Windstar ThermReTec(tm) process. If the patent application assigned to Windstar is denied, we will be forced to rely to a greater degree on trade secrets and know-how and our ability to protect our intellectual property will be reduced to some degree. Our inability to protect these secrets and know-how could have a material adverse effect on our business and prospects. We intend to protect our proprietary information by entering into confidentiality agreements with employees, consultants and potential business partners. These agreements may be breached or terminated, creating a potential or actual loss of our confidential trade secrets and know-how. Litigation to enforce intellectual property rights or to protect trade secrets could result in substantial costs and may not be successful. Any inability to protect intellectual property rights could seriously harm our business, operating results and financial condition. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect those intellectual property rights.

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

         The Securities and Exchange Commission, or the SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq, or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

         There are substantial options outstanding that may limit our ability to obtain financing in the future and that may be exercised when the effect would be to depress the market price of the common stock.

         We have issued and outstanding options to purchase up to an additional 3,000,000 shares of preferred stock at an exercise price of $0.50 per share and 1,003,160 shares of common stock at exercise prices between $0.25 to $0.50 per share. The existence of such options may prove to be a hindrance to future financing, and the exercise of options may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options could adversely affect the prevailing market price of our common stock. Further, the holders of options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

         We may have incurred contingent liabilities in connection with our previous sales of common stock, in which we may have issued securities without an available exemption from registration under the Securities Act of 1933.

         We have issued an aggregate of approximately 2.1 million shares of common stock since the reorganization between Nevada Cyntech and Utah Carbon Fiber in December 1998 in reliance on exemptions from registration under the Securities Act. Unless the sales of the shares qualify for an exemption from registration, either pursuant to Regulation D promulgated under the Securities Act or otherwise, the investors would have the right to rescind their purchase of the common stock if they should desire to do so. Based on management's understanding of the applicable requirements at the time we issued securities, we then believed that our sales of common stock qualified for exemption from registration. However, based on a subsequent further review and awareness of the applicable technical requirements, we are now concerned that no exemption from registration may have then been available for the issuance of 300,000 shares in the Optima transaction, 225,000 shares to Oriental, 400,000 shares in the Oxford transaction, and 300,000 shares to Messrs. Mallory and Reel in connection with the Serengeti transaction. No investor has sought rescission or made a claim for damages. Since compliance with exemptions from registration is highly technical and quite difficult, it is possible that if an investor should seek rescission, it would succeed. A similar situation prevails under state law in the states where the common stock may have been offered without registration in reliance on specific exemptions from registration that require compliance by us with stringent filing requirements or other conditions, some of which must be satisfied prior to making an offer in a specific state. If a number of investors were successful in seeking rescission, we would face their financial demands, which could have an adverse effect on the nonrescinding investors and us. Inasmuch as the basis for relying on exemptions from registration is factual, depending on our conduct and the conduct of persons contacting prospective investors and making the offering, we have not received a legal opinion to the effect that any offer and sale of securities has been exempt from registration under any federal or state law. Instead, we have relied on the operative facts, as documented by us, as our basis for such exemptions.

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

         If all investors to whom we have offered securities in reliance on exemptions from March 1, 2001, through March 23, 2004, were to seek rescission, we would be exposed to claims relating to an aggregate of 10,696,669 shares that were issued in consideration of $443,041 in cash, $30,200 in services, and $3,056,999 in notes payable to us, for a total of $3,530,240, or approximately $0.33 per share. We do not have the financial resources to pay such a claim were it to be successfully asserted by the investors to whom we have issued such shares. Further, we cannot ensure that claims older than three years would not be honored by the courts, leaving open the possibility of additional exposure. The existence of these contingencies could impair our ability to raise capital in the future.

         We may have materially breached the terms of our exchange agreement, which creates the risk of a stockholder action for injunctive relief, damages or both.

         Under the terms of section 5.02(c) of our exchange agreement relating to the combination of Utah Carbon Fiber and Nevada Cyntech, we agreed to "immediately undertake efforts" and "in no event raise less than $5 million" through a private placement of securities. Additionally, section 5.02(c) provided that "the failure to raise a minimum of equity capital. . . shall constitute a material breach of this agreement, and that such action shall be appropriate for injunctive relief. . . (as other remedies will probably be inadequate)."

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

Employees and Consultants

         As of the date of this filing, we had no employees. Our President and Chief Executive Officer, R. Frank Meyer, and Isaiah A. Yancy, our Executive Vice President, currently serve on a limited-time basis with compensation negotiated on a project-by-project basis. See Part III. Item 10. Executive Compensation. We also engage other consultants from time to time to provide required engineering, accounting and other professional services.

         We have entered into a consulting agreement with Laska & Associates, Inc., under which we obtain management, financing and accounting services, principally through the efforts of John Laska, a certified public accountant and principal of Laska & Associates. We have agreed to pay Laska & Associates a monthly fee of $15,000, plus expenses, for the period December 31, 1997, through September 30, 1999. We have agreed to pay Laska & Associates $150 per hour, with a minimum of $5,000 per month, plus expenses, from October 1, 1999, through December 31, 2010. During June of 2002, Laska & Associates exercised options, granted December 31, 1997, to purchase 1.0 million shares of common stock at $0.20 per share, to expire December 31, 2007, with a long-term note receivable in the amount of $200,000, due June 27, 2005, with interest at 3.5% per annum.


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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders held July 31, 2002, the following individuals were elected as our directors for a one-year term and until their successors are elected and qualified:

                                                             Vote       Withhold
Name                                          Vote For      Against    Authority
----                                          --------      -------    ---------
R. Frank Meyer............................... 26,118,736      --          --
Michael Dumdie (nephew of R. Frank Meyer).... 26,118,736      --          --
J.W. Feighner, Jr............................ 26,118,736      --          --
William F. Meyer (brother of R. Frank Meyer). 26,118,736      --          --

         No other matters were submitted for a vote of the stockholders during the fiscal year ended July 31, 2002, or from that date through March 23, 2004.

                                     PART II


        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the Pink Sheets. The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

         The following table sets forth the high and low closing prices for our common stock as reported in the Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments (which may not reflect actual transactions):

                                                              High      Low
                                                            --------- --------
2004 Fiscal Year
----------------
    Quarter Ending April 30, 2004 (through March 23, 2004)..  $0.65    $0.15
    Quarter Ended January 31, 2004..........................   1.01     0.09
    Quarter Ended October 31, 2003..........................   0.20     0.07

2003 Fiscal Year
----------------
    Quarter Ended July 31, 2003.............................   0.15     0.05
    Quarter Ended April 30, 2003............................   0.15     0.05
    Quarter Ended January 31, 2003..........................   0.20     0.08
    Quarter Ended October 31, 2002..........................   0.20     0.08

2002 Fiscal Year
----------------
    Quarter Ended July 31, 2002.............................   0.28     0.13
    Quarter Ended April 30, 2002............................   0.34     0.14
    Quarter Ended January 31, 2002..........................   0.37     0.14
    Quarter Ended October 31, 2001..........................   0.25     0.14

         We estimate that as of the date of this filing, we have approximately 900 stockholders.

Penny Stock Regulations

         Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. See Part I. Item 1. Description of Business: Risk Factors: Risks Related to our General Proposed Business--There are certain rules applicable to our common stock as a "penny stock" and those rules may limit the liquidity and the resale of our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to use any future earnings primarily for the expansion of our business.

Transfer Agent

         Our registrar and transfer agent is Atlas Stock Transfer, 5899 South State Street, Murray, Utah 84107.

Recent Sales of Unregistered Securities

     Year Ended July 31, 2002

         Stock Issued for Services

         In August of 2001, we issued 8,000 shares of our restricted common stock to a nonaffiliated individual for services received in the amount of $4,000, or $0.50 per share. On the date of this transaction, the market price for our common stock was approximately $0.15 per share.

         In June of 2002, we issued 32,000 shares of our restricted common stock to Charles Tovey, a related party, in exchange for consulting services received in the amount of $16,000, or $0.50 per share. On the date of this transaction, the market price for our common stock was approximately $0.29 per share.

         In July of 2002, we issued 36,000 shares of our restricted common stock to a nonaffiliated individual in exchange for professional and technical services received in the amount of $9,000, or $0.25 per share. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         Stock Issued for Cash

         In September of 2001, we issued and sold 100,000 shares of restricted common stock for cash of $35,000, or $0.35 per share, to J.W. Feighner, Jr., a director and accredited investor, and his affiliate. On the date of this transaction, the market price for our common stock was approximately $0.20 per share.

         In December of 2001, we issued and sold 100,000 shares of restricted common stock for cash of $25,000, or $0.25 per share, to a nonaffiliated, accredited individual investor. On the date of this transaction, the market price for our common stock was approximately $0.15 per share.

         In March of 2002, we issued and sold 200,000 shares of restricted common stock for $40,000 in cash and reduced a related-party note payable in the amount of $10,000, or $0.25 per share, from J.W. Feighner, Jr., a director and accredited investor, and his affiliate. On the date of this transaction, the market price for our common stock was approximately $0.15 per share.

         In March and April of 2002, we issued and sold an aggregate of 180,000 shares of restricted common stock for $45,000 in cash, or $0.25 per share, to a nonaffiliated, accredited individual investor in two transactions. On the dates of these transactions, the market price for our common stock was approximately $0.20 and $0.25 per share, respectively.

         In June of 2002, we issued and sold 130,000 shares of restricted common stock for cash of $32,500, or $0.25 per share, to one nonaffiliated, accredited investor. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In July of 2002, we issued and sold 25,000 shares of restricted common stock for cash of $5,000, or $0.20 per share, to one nonaffiliated, accredited investor. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June and July, 2002, we issued and sold 125,000 and 100,000 shares of restricted common stock for cash of $31,250 and $25,000, respectively, or $0.20 and $0.25 per share, to J.W. Feighner, Jr., a director and accredited investor, and his affiliate. On the dates of this transaction, the market prices for our common stock ranged from $0.21 to $0.25 per share. The offering was limited to our directors or affiliates of our directors.

         Option Exercises for Cash

         In March of 2002, R. Frank Meyer, our President, a director and an accredited investor, and his affiliate exercised options to purchase 20,000 shares of restricted common stock for $5,000, or $0.25 per share.

         In June of 2002, R. Frank Meyer, our President, a director and an accredited investor, and his affiliate exercised options to purchase 106,000 shares of restricted common stock for $26,500, or $0.25 per share.

         In July of 2002, J.P. Herrin, then an officer and accredited investor, exercised options to purchase 225,000 shares for $225, or $0.001 per share.

         Stock Issued for Notes Receivable

         In June of 2002, we issued 3,000,000 shares of common stock to R. Frank Meyer, our President and a director, and his affiliate in exchange for an interest-bearing promissory note receivable in the amount of $1,500,000, or $0.50 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, we issued 637,500 shares of restricted common stock to
R. Frank Meyer, our President and a director, and his affiliate in exchange for an interest-bearing promissory note receivable in the amount of $127,500, or $0.20 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         Options Exercised for Notes Receivable

         In June of 2002, R. Frank Meyer, our President, a director and an accredited investor, and his affiliate exercised options to purchase 1,185,742 shares of restricted common stock in exchange for an interest-bearing promissory note receivable in the amount of $237,148, or $0.20 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, J.W. Feighner, Jr., a director, and his affiliate exercised options to purchase 1,000,000 shares of restricted common stock in exchange for an interest-bearing note promissory receivable in the amount of $500,000, or $0.50 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, Brian Haas, a former director, exercised options to purchase 261,512 shares of restricted common stock in exchange for an interest-bearing note receivable in the amount of $65,378, or $0.25 per share.

The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, William F. Meyer, a director, exercised options to purchase 292,334 shares of restricted common stock in exchange for an interest-bearing note receivable in the amount of $73,084, or $0.25 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, Michael Dumdie, a director, exercised options to purchase 115,395 shares of restricted common stock in exchange for an interest-bearing note receivable in the amount of $28,849, or $0.25 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, a nonaffiliated consultant exercised options to purchase 100,000 shares of restricted common stock in exchange for an interest-bearing note receivable in the amount of $50,000, or $0.50 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, a nonaffiliated consultant, accredited, exercised options to purchase 1,000,000 shares of restricted common stock in exchange for an interest-bearing note receivable in the amount of $200,000, or $0.20 per share. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, Charles Tovey, a former officer, exercised officer options to purchase 250,000 and 250,000 shares of restricted common stock, at $0.25 and $0.35 per share, respectively, in exchange for an interest-bearing note receivable in the amount of $150,000. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         In June of 2002, Isaiah A. Yancy, an officer, exercised officer options to purchase 200,000 shares of restricted common stock, at $0.50 per share, in exchange for an interest-bearing note receivable in the amount of $100,000. The note is due and payable on June 27, 2005. On the date of this transaction, the market price for our common stock was approximately $0.21 per share.

         The foregoing transactions were negotiated in face-to-face discussions with our executive officers. The purchasers had the opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

Year Ended July 31, 2003

         Stock Issued for Cash

         In August of 2002, we issued and sold 27,500 shares of restricted common stock for cash of $3,800, or $0.14 per share, to one nonaffiliated, accredited investor. On the date of this transaction, the market price for our common stock was approximately $0.20 per share.

         In September of 2002, we issued and sold 10,000 shares and 5,714 shares of restricted common stock for cash of $3,500 and $2,000, respectively, or $0.35 per share, to two nonaffiliated, accredited investors. On the dates of these transactions, the market price for our common stock was approximately $0.20 per share.

         In October and December of 2002, we issued and sold an aggregate of 200,000 shares of restricted common stock, 100,000 shares per transaction for cash of $25,000 per transaction, or $0.25 per share, to J.W. Feighner, Jr., a director and accredited investor, and his affiliate. On the dates of these transactions, the market price for our common stock was approximately $0.18 per share and $0.16 per share, respectively.

         In December of 2002, we issued and sold 10,000 shares and 9,600 shares of restricted common stock for cash of $2,000 and $2,500, respectively, or $0.20 per share and $0.26 per share, respectively, to two nonaffiliated, accredited investors. On the date of these transaction, the market price for our common stock was approximately $0.16 per share.

         In February of 2003, we issued and sold 20,800 shares and 20,000 shares of restricted common stock for cash of $5,216 and $3,000, respectively, or $0.25 per share and $0.15 per share, respectively, to two nonaffiliated, accredited investors. On the date of this transaction, the market price for our common stock was approximately $0.11 per share.

         Stock Issued for Notes Receivable

         In June of 2003, we issued 36,000 shares of restricted common stock to a nonaffiliated, accredited investor in exchange for an interest-bearing promissory note receivable in the amount of $25,000, or $0.69 per share. The note is due and payable on demand. On the date of this transaction, the market price for our common stock was approximately $0.09 per share.

         The foregoing transactions were negotiated in face-to-face discussions with our executive officers. The purchasers had the opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.

For the Period August 1, 2003-March 23, 2004

         Stock Issued for Services

         In November of 2003, we issued 6,000 shares of our restricted common stock to a nonaffiliated individual in exchange for professional and technical services received in the amount of $1,200, or $0.20 per share. On the date of this transaction, the market price for our common stock was approximately $0.15 per share.

         Stock Issued for Cash

         In September of 2003, we issued and sold 25,000 shares and 2,000 shares of restricted common stock for cash of $25,000 and $500, respectively, or $1.00 per share and $0.25 per share, respectively, to one nonaffiliated, accredited investor. On the dates of these transactions, the market price for our common stock was approximately $0.14 per share.

         In October of 2003, we issued and sold 625,000 shares of restricted common stock for cash of $62,500, or $0.10 per share, to one nonaffiliated, accredited investor. On the date of this transaction, the market price for our common stock was approximately $0.14 per share.

         In December of 2003, we issued and sold 10,000 shares, 8,000 shares and 2,666 shares of restricted common stock for cash of $6,000, $800 and $2,000, respectively, or $0.60 per share, $0.10 per share and $0.75 per share, respectively, to two nonaffiliated, accredited investors. On the dates of these transactions, the market price for our common stock ranged from approximately $0.22 per share to $0.55 per share.

         The foregoing transactions were negotiated in face-to-face discussions with our executive officers. The purchasers had the opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided. Such shares were restricted securities taken for investment. The certificates for such shares bear a restrictive legend. The securities issued in the transaction described above were issued in reliance on the exemption from the registration and prospectus delivery requirements of the Securities Act provided in ss. 4(2) thereof.


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

         We are a development-stage company and have had no revenue from operations through the date of this report. For the years ended July 31, 2002 and 2001, we incurred net losses of approximately $2,004,000 and $1,239,000, respectively. At July 31, 2002, and July 31, 2001, we had net stockholders' deficits of approximately $2,441,000 and $785,000, respectively. Accordingly, the independent auditor's report accompanying our audited financial statements as of July 31, 2002 and 2001, included in this filing, raises substantial doubt about our ability to continue as a going concern.

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

         As a result of the reverse acquisition, our business activity has changed. Our discontinued operations while we operated under the name of Carbon Fiber Products, before the reverse acquisition with the Nevada Cyntech corporation as discussed above, resulted in a net loss of $1,139,000 and $1,000,112 for the year ended July 31, 1998, and for the period from August 1, 1998, to December 22, 1998, respectively.

Liquidity and Capital Resources

         As noted above, since inception we have relied principally on proceeds from borrowings from affiliates and others and from the issuance of securities to satisfy our cash requirements for operating activities. For the six months ended January 31, 2004, and the years ended July 31, 2003, 2002, and 2001, we incurred net losses of approximately $750,000 (unaudited), $1,400,000 (unaudited), $2,004,000, and 1,239,000, respectively. From inception of December 31, 1997, through July 31, 2002, we used net cash of $1,121,000 for operating activities and $47,000 for investing activities to purchase property and equipment. We funded these items with $773,000 received from the issuance of common stock, $420,000 in net proceeds from borrowings, including $383,000 from affiliates, and $32,000 from nonaffiliates. During the year ended July 31, 2000, in order to conserve cash, $1,230,000 in consulting fees, related-party notes and advances payable, and related accrued interest were converted into long-term convertible notes due after May 1, 2002, on 30 days' demand and convertible into common stock at $1.00 per share. During the year ended July 31, 2001, we paid related-party, long-term convertible debt of $281,000, including interest, through the issuance of 561,239 shares of common stock, and we transferred long-term convertible debt, including interest of $1,155,000 ($599,000 of which was owed to related parties) to Windstar Research & Engineering, Ltd., an affiliated entity controlled by certain of our stockholders, officers and directors, for 2,310,853 shares of common stock.

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

         We estimate that it will take approximately two to three months after the receipt of at least $2.5 million in equity financing to complete the preconstruction development of our first plant. Thereafter, we estimate that it will take an additional 15 to 18 months for actual construction. We are not likely to receive any revenues, other than possible immaterial amounts of tire stocking fees we may collect for tires we accept and store on site during construction, until 30 to 90 days after actual operations commence. Accordingly, we do not anticipate revenues from our first Cyntech plant to be received any earlier than the end of 2005. Delays in obtaining required financing or completing any other development component would correspondingly delay the receipt of first revenues from this project.

Capital Requirements

         As of July 31, 2002, we had deficit working capital of approximately $2,272,000 and a stockholders' deficit of approximately $2,441,000. We require capital for general and administrative expenses and other corporate purposes, as well as costs associated with the development, construction and initial operation of our first Cyntech plant in Chambers County, Texas.

         In connection with our sponsorship of the e-car Europe feasibility study, we have made a nonbinding commitment to make a initial payment of $50,000, during mid-2004. If we are selected and we agree to become a joint venture partner, we will be required to make additional payments during 2004 and 2005, of approximately $1,500,000 to $2,500,000, for general corporate purposes, including general and administrative expenses, consulting fees and costs associated with meeting our legal reporting and filing requirements. We expect to meet these needs with funds provided principally by borrowing from our affiliates, to the extent available, and our sale of common stock. No one has agreed to loan us any money or buy any of our common stock.

         Under our Exclusive Option Agreement with Windstar, we have recorded licensing-fee payments of $900,000 and $100,000 during the year ended July 31, 2002 and 2001, respectively, which we were unable to pay. We have signed 12-month notes for the $900,000 and $100,000 payments due in 2002 and 2001, respectively, that will come due on or after May 1, 2004. If we are unable to meet our payments to Windstar, we will seek to negotiate extended payment terms, although we cannot assure we will be able to do so. If we are unable to do so, Windstar would have an additional basis upon which to terminate the license after giving us notice and an opportunity to cure our default.

         Our total liabilities of approximately $2,297,000 as of July 31, 2002, include past due accounts payable and accrued liabilities and consulting fees payable of approximately $1,199,000, notes payable of approximately $72,000, and related-party payables of approximately $1,206,000, including long-term, related-party debt of approximately $180,000. We will continue to seek the forbearance of our creditors while we seek additional capital through the sale of securities. In the interim, we will rely on the continuing forbearance from collection of our creditors and on loans from affiliates to meet our pressing cash requirements. We cannot assure that either our creditors will continue to forbear or that we can borrow any required funds from affiliates for these purposes. We will attempt to negotiate extended due dates on the notes payable, particularly those due related parties. No one has agreed to renegotiate the terms of any loan or to buy any of our common stock. If we are unable to renegotiate the terms of the loans or make the required repayments, we may be unable to continue.

         In addition to general operating funds, we will require significant amounts of capital in connection with the development of our first Cyntech plant, which we estimate will cost a total of approximately $92 million. We anticipate that we will require an additional $25.0 million to purchase, renovate and commence operations of the refinery and storage tank farm we propose to acquire in Chambers County, Texas. Again, we intend to raise these funds through the sale of equity or debt financing. We may also seek out other entities or individual with the intent of forming a joint venture or partnership. However, there is no guarantee that we will be successful in obtaining such funds.

                          ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, including the auditors' report, are included beginning at page F-1 immediately following the signature pages of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                        ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive and Financial Officer evaluated, with the participation of our management, the effectiveness of our disclosure controls and procedures as of March 23, 2004, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Chief Executive and Financial Officer concluded that, as of March 23, 2004, our disclosure controls and procedures were effective.

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

         The following table sets forth the name, age and position of each of our current directors and executive officers:

     Name                Age                  Title
---------------------  -------  ------------------------------------------------

R. Frank Meyer           60     Director, President, and Chief Executive Officer
Michael Dumdie           32     Director
J.W. Feighner, Jr.       54     Director
William F. Meyer         56     Director and Treasurer
Isaiah A. Yancy          57     Executive Vice President--Operations

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

         William F. Meyer has been Treasurer and a Director since June 1998. He has been a high school basketball coach and instructor, employed by the South Forsyth County Board of Education and DeKalb County Board of Education, for the past 30 years and five years, respectively. Mr. Meyer has also been a part-time realtor and real estate developer in Georgia for more than 25 years with Suwannee Realty Residential. Mr. Meyer has a BA degree in education and pre-law from the University of South Florida. William F. Meyer is the brother of R. Frank Meyer.

         Michael Dumdie joined our Board of Directors in March 2001. Mr. Dumdie is currently a Dealer Financial Services Analyst for Mercedes Benz Credit Corporation, a position he has held since 1998. Mr. Dumdie earned an MBA from Georgia State University in 1998, and a Bachelor's degree in Business Administration from the University of Georgia in 1993. Mr. Dumdie is the nephew of R. Frank Meyer.

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

         Isaiah A. Yancy joined the Company in April 1999, and serves as the Executive Vice President-Operations of the Company. Mr. Yancy has owned his own consulting practice specializing in efforts to return failing or troubled companies to profitability since October 1993. He holds a BA degree in English and Math from the University of Alabama.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during or respecting our last fiscal year ended July 31, 2002, and any written representation referred to in paragraph (b)(2)(i) of Item 405 of Regulation S-B, no person who, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Securities Exchange Act of 1934 failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recently-completed, full fiscal year or prior fiscal year, with the following exceptions:

         In September 2001, J.W. Feighner, Jr., a director, failed to file a report on Form 4 to report the purchase of 100,000 shares of common stock. In March 2002, Mr. Feighner failed to file a report on Form 4 to report the purchase of 200,000 shares of common stock. In June 2002, Mr. Feighner failed to file a report on Form 4 to report the purchase of 125,000 shares of common stock. In June 2002, Mr. Feighner failed to file a report on Form 4 to report the exercise of options to purchase 1,000,000 shares of common stock. In July 2002, Mr. Feighner failed to file a report on Form 4 to report the purchase of 100,000 shares of common stock. In October 2002, Mr. Feighner failed to file a report on Form 4 to report the purchase of 100,000 shares of common stock. In December 2002, Mr. Feighner failed to file a report on Form 4 to report the purchase of 100,000 shares of common stock. In each of July 2002 and July 2003, Mr. Feighner failed to file a report on Form 4 to report the grant of options to purchase 92,316 shares of common stock for his service as a director.

         In March 2002, R. Frank Meyer, our President and a director, failed to file a report on Form 4 to report the exercise of options to purchase 20,000 shares of common stock. In June 2002, Mr. Meyer failed to file a report on Form 4 to report the exercise of options to purchase 106,000 shares of common stock. In June 2002, Mr. Meyer failed to file a report on Form 4 to report the purchase of 3,000,000 shares of preferred stock. In June 2002, Mr. Meyer failed to file a report on Form 4 to report the purchase of 637,500 shares of common stock. In June 2002, Mr. Meyer failed to file a report on Form 4 to report the exercise of options to purchase 1,185,148 shares of common stock. In each of July 2002 and July 2003, Mr. Meyer failed to file a report on Form 4 to report the grant of options to purchase 92,316 shares of common stock for his service as a director.

         In June 2002, William F. Meyer, a director, failed to file a report on Form 4 to report the exercise of options to purchase 292,334 shares of common stock. In each of July 2002 and July 2003, Mr. Meyer failed to file a report on Form 4 to report the grant of options to purchase 92,316 shares of common stock for his service as a director.

         In June 2002, Michael Dumdie, a director, failed to file a report on Form 4 to report the exercise of options to purchase 115,395 shares of common stock. In each of July 2002 and July 2003, Mr. Dumdie failed to file a report on Form 4 to report the grant of options to purchase 92316 shares of common stock for his service as a director.

         In June 2002, Isaiah A. Yancy, an executive officer, failed to file a report on Form 4 to report the exercise of options to purchase 200,000 shares of common stock.

         In June 2002, Charles Tovey, then an executive officer, failed to file a report on Form 4 to report receiving 32,000 shares of common stock for consulting services. In June 2002, Mr. Tovey failed to file a report on Form 4 to report the exercise of options to purchase 500,000 shares of common stock.

         In June 2002, Brian Haas, then a director, failed to file a report on Form 4 to report the exercise of options to purchase 261,512 shares of common stock.

         In July 2002, J.P. Herrin, then an executive officer, failed to file a report on Form 4 to report the exercise of options to purchase 225,000 shares of common stock.


                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth for each of the last three fiscal years the annual and long-term compensation earned by, awarded to or paid to each person who served as a chief executive officer of the Company during the fiscal year ended July 31, 2002:

                                                                               Long Term Compensation
                                                                          ----------------------------------
                                           Annual Compensation                    Awards           Payouts
                                   -------------------------------------  -----------------------  ---------
                                                               Other      Restricted  Securities              All Other
                          Year                                Annual        Stock     Underlying     LTIP      Compen-
       Name and          Ended                    Bonus       Compen-     Award(s)     Options/    Payouts     sation
  Principal Position    July 31    Salary ($)      ($)      sation ($)       ($)       SARs (#)      ($)         ($)
----------------------- ---------  -----------  ----------- ------------  ----------  ------------ ---------  ----------
R. Frank Meyer......      2002       300,000                                             92,316                 19,639
  President (CEO)         2001       190,500(1)                                          92,316(2)              34,034
                          2000       197,000(1)                              --          92,316(2)              13,109
---------------------

(1) The amount reflected as salary is paid under a consulting agreement, as discussed below. Mr. Meyer has agreed to defer payment of consulting fees due him until we have received sufficient funds to pay current operating expenses due others. We issued a promissory note for the $508,908 due R. Frank Meyer under his consulting arrangement, payable at any time after May 1, 2002, upon 30 days' demand. The principal and accrued interest on this note is convertible by Mr. Meyer to our common stock at $1.00 per share. Our obligations under this note were subsequently transferred to Windstar Research & Engineering, Ltd., an affiliated entity controlled by certain of our stockholders, officers and directors, as a portion of the transaction that resulted in the transfer of $1,155,000 in obligations for the issuance of 2,310,853 shares of common stock.
(2) Mr. Meyer receives three-year options to purchase 92,316 shares at $0.25 per share for fiscal year of service as a director, beginning with January 1999.

No other executive officer earned more than $100,000 during the fiscal year ended July 31, 2002.

Option/SAR Grants in Last Fiscal Year

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during the fiscal year ended July 31, 2002, to the executive officer named in the summary compensation table above:

                                                Individual Grants
---------------------------------------------------------------------------------------------------
       (a)                           (b)                 (c)              (d)           (e)
                                   Number of         % of Total
                                  Securities        Options/SARs
                                  Underlying         Granted to        Exercise or
                                 Options/SARs      Employees During    Base Price     Expiration
      Name                        Granted (#)        Fiscal Year        ($/share)        Date
------------------------------ ------------------ ------------------- -------------- --------------
R. Frank Meyer (CEO)                 92,316              33%              $0.25        07/31/05

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth information respecting the exercise of options and SARs during the fiscal year ended July 31, 2002, by the executive officer named in the summary compensation table above and the fiscal year-end values of unexercised options and SARs:

              (a)                       (b)                 (c)                  (d)                   (e)
                                                                                Number
                                                                                  of
                                                                               Securities            Value of
                                                                               Underlying           Unexercised
                                                                               Unexercised         In-the-Money
                                                                           Options/SARs at FY   Options/SARs at FY
                                                                                 End (#)              End ($)
                                 Shares Acquired on                          Exercisable/         Exercisable/
             Name                   Exercise (#)      Value Realized ($)     Unexercisable        Unexercisable
-------------------------------- -------------------- -------------------- -------------------- --------------------
R. Frank Meyer (CEO)                  1,321,742                                 3,194,799              $-0-

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

Compensation to Directors

         We grant each director three-year options to purchase 92,316 shares of common stock at $0.25 per share for each fiscal year of service.


          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 23, 2004, the name, address and stockholdings of each person that owns of record, or was known by us to own beneficially, 5% or more of the common stock currently issued and outstanding;

the name and stockholdings of each director; and the stockholdings of all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock, and all such shares are owned beneficially and of record by the named person or group:

    Name of Person or Group                         Nature of Ownership(1)                Amount      Percent(2)
    -----------------------                         ----------------------                ------      ----------
Principal Stockholders:
-----------------------
  Tex-Oil Chemical Limited Partnership, L.P.(3).........  Common Stock                  23,068,298       48.9%
  4305 Derbyshire Trace, SE
  Conyers, GA  30094

  Christopher Bromley(4)................................  Common Stock                   3,900,000        8.3
  25876 The Old Road, Suite 240
  Valencia, CA  91381

Directors:
----------
  R. Frank Meyer(5).....................................  Common Stock                  27,891,540       59.2
                                                          Options                        3,403,115        6.7
                                                          Total                         31,294,655       61.9

  Michael Dumdie(6).....................................  Common Stock                     120,395        0.3
                                                          Options                          100,009        0.2
                                                          Total                            220,404        0.5

  William F. Meyer......................................  Common Stock                     343,734        0.7
                                                          Options                          192,325        0.4
                                                          Total                            536,059        1.1

  J.W. Feighner, Jr.(7) ................................  Common Stock                   7,309,540       15.5
                                                          Options                          207,711        0.4
                                                          Total                          7,517,251       15.9

  Isaiah A. Yancy..........................               Common Stock                     204,306        0.4

  All Executive Officers and
  Directors as a Group (5 persons):.....................  Common Stock                  35,869,515       76.1
                                                          Options                        3,903,160        7.6
                                                                                    ------------------
                                                          Total:                        39,772,675       77.9%
-------------------

(1) Includes shares held by entities in which the individual or entity shares voting, investment, and dispositive power. Except as otherwise noted, however, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power.
(2) Calculations of total percentages of share ownership for each individual assumes the exercise of all options held by that individual to which the percentage relates, including options subject to vesting provisions, if any. Percentages calculated for totals of all executive officers and directors as a group assume the exercise of all options held by the indicated group.
(3) Consists of 19,510,758 shares owned of record by Tex-Oil Chemical Limited Partnership, L.P. and 3,557,540 shares owned of record by Windstar Research and Engineering, Ltd. Tex-Oil Chemical Limited Partnership, L.P., a Nevada limited partnership, is wholly owned by the immediate family members of R. Frank Meyer, including his wife, two adult daughters, and trusts in the name of his two minor sons, for which Mrs. Meyer serves as the trustee. R. Frank Meyer holds no direct ownership of Tex-Oil Chemical Limited Partnership, L.P. and disclaims beneficial ownership. Tex-Oil Chemical Limited Partnership, L.P. owns more than 10% of the issued and outstanding voting equity of Windstar Research and Engineering, Ltd.

(4) Although his right to retain these shares is disputed by us and the shares are subject to a stop transfer order, we believe that Christopher Bromley remains the beneficial owner of the following shares:
         Kit Bromley & Company............................2,400,000 shares
         The Challenge, Ltd...............................1,500,000 shares
(5) Under the rules of the SEC, R. Frank Meyer is deemed to be the beneficial owner of 23,068,298 shares held by Tex-Oil Chemical Partnership, L.P. and 3,557,540 shares held by Windstar Research and Engineering, Ltd. Mr. Meyer disclaims ownership and asserts that he exercises no control over Tex-Oil Chemical Limited Partnership, L.P. or the shares it holds.
(6) Michael Dumdie is a nephew of R. Frank Meyer and son-in-law of William F. Meyer.
(7) Mr. Feighner holds 1,320,000 shares personally, 30,000 shares owned by his wife, and is the beneficial owner of 3,557,540 shares held by Windstar Research and Engineering, Ltd., and 1,402,000 shares held by Vistacraft, Inc. Under the rules of the SEC, Mr. Feighner is deemed to be the beneficial owner of shares owned of record by each of the aforementioned.


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

         The following table sets forth details respecting these consulting arrangements:

                                                                                                            Shares
                                                                         Agreement                        Pledged as
     Name of Consultant           Services to be Provided                  Date       Consulting Fee      Collateral
     ------------------           -----------------------                ---------    --------------      ----------
Kit Bromley & Co., Inc.       Business development services and
                              activities, including creation of an
                              advanced business plan and necessary
                              studies
                                                                          04/03/99       $  600,000(1)    2,500,000
California Business           Corporate investigations, background
Intelligence                  checks, due diligence investigations and
                              security analysis                           04/17/99          200,000         800,000
                              Marketing, distribution, strategic
The Challenge, Ltd., Inc.     development, and agency and
                              representation services within Latin
                              America                                     03/09/99          350,000       1,500,000
                                                                                         ----------       ---------
Total                                                                                    $1,150,000       4,800,000(2)
                                                                                         ==========       =========

--------------------
(1) The promissory note evidencing our obligation for this consulting fee has an incorrect principal amount of $625,000.
(2) Although the agreements provide for a total pledge of 4,800,000 shares, Tex-Oil actually delivered a total of 5,000,000 shares as collateral.

         We have concluded that the consulting services were not provided to our satisfaction, but the consultants asserted that the services had been provided and that the fee was due and payable. In any event, the custodian delivered to the consultants all 5,000,000 shares that had been pledged as collateral by Tex-Oil. Tex-Oil contested the validity of the delivery of the collateral shares to the consultants. In June 2000, we reviewed the above agreements and determined to terminate all of such relationships on the basis that each of the consultants had materially breached its agreement. We advised each of the consultants named above that (a) such consultant had not provided the services as required under its consulting agreement; (b) we believed we owed no fees whatsoever to the consultant; (c) the consultants were to return to Tex-Oil, the pledgor, all of the shares of common stock pledged as collateral and retained by the consultant's custodian; (d) stop-transfer instructions were being lodged against the certificates representing all shares pledged as collateral; and (e) if all pledged shares could not be returned, a full accounting of the shares sold and the application of the proceeds must be provided, both to Tex-Oil and to us. In addition, we joined with Tex-Oil in placing stop-transfer instructions with our registrar and transfer agent against registration of transfer of certificates representing the shares pledged as collateral.

         Each of the pledge agreements in the above relationships provided that the consultant was required to pay to Tex-Oil, the guarantor, all proceeds from the sale of the shares pledged as collateral in excess of the amount due and owing under the related consultant agreement. Notwithstanding our requests, the consultants have failed and refused to account for the proceeds from any of their sales of securities pledged by Tex-Oil or to specify the number of shares sold. Of the total 5,000,000 shares delivered as collateral, 4,400,000 shares were tendered for registration of transfer. In the face of the stop-transfer instructions that had been placed against such stock, in January 2001, our stock transfer agent, Atlas Stock Transfer Company, deposited 1,500,000 of such shares with the Third Judicial District Court, Salt Lake County, Utah, in an interpleader action naming us, the Challenge, Ltd., and John Does 1 through 20, as defendants, for determination of rights to the stock by the respective parties. The case was subsequently dismissed without a determination of the rights of the parties. Of the remaining shares, 600,000 shares were transferred to third parties prior to the stop transfer notice and apparently sold. A portion of such proceeds may have been used to pay third-party costs on our behalf. On April 12, 2001, Tex-Oil was able to obtain the return of the 500,000 shares of common stock held by one of the consultants, California Business Intelligence, Inc. The certificate representing those 500,000 shares was canceled and the shares were transferred to Tex-Oil.

         We believe we suffered substantial but unliquidated damages as a result of the consultants' breach of their consulting arrangements. Under our obligation to reimburse Tex-Oil for any stock or cash loss that it suffered as a result of its guarantee of our obligation, we believe that we may have been obligated to replace the 600,000 shares that the consultants have not accounted for, and to reimburse the value of any consulting services actually provided and reasonable, authorized costs actually paid to third parties on our behalf, although we dispute that any such services were provided or costs paid. In an effort to concentrate our limited resources on our core business, we have reached an agreement with Tex-Oil under which we assigned to Tex-Oil all of our rights to any and all damages for the consultants' breach of our consulting arrangements in consideration of our agreement to reimburse Tex-Oil for actual losses, net of any recoveries of damages from the consultants, not to exceed $300,000, payable at our election in either cash or 600,000 shares of our common stock valued at the greater of $0.50 per share or the market price of our stock at the time of payment. In turn, Tex-Oil has released us from any further liability under our obligation to reimburse Tex-Oil for any stock or cash loss that it suffered as a result of its guarantee of our obligation. Accordingly, we have recorded a note payable to Tex-Oil in the amount of $300,000.

Loans

         From time to time since our inception, we have received loans or advances from affiliates and others to fund our ongoing activities, and have converted past due consulting fees into long-term debt. The following table sets forth the balance of principal and accrued interest due to each such affiliated person or group as of the dates indicated for such open account advances:

                                                                                                      J.W.
                                      R. Frank Meyer(1)  Century Caribbean   Tex-Oil Chemical    Feighner, Jr.(2)
                                      -----------------  -----------------   ----------------    ----------------
Balance at July 31, 2001...........         $--                 $--            $      --              $10,000
Advances(repayments), net                    --                  --               16,475                   --
Balance at July 31, 2002...........         $--                 $--            $  16,475              $10,000

-------------------
(1) R. Frank Meyer owns and controls Century Caribbean.
(2) J.W. Feighner, Jr. became an affiliate when elected as a director in May
    2001.

Windstar License of Windstar Process

         On November 30, 1998, we entered into an agreement with Cyntech Research & Engineering, Inc. to obtain an exclusive license to use the Cyntech process, including all modifications and improvements, which had been invented and/or acquired by Cyntech. Cyntech Research & Engineering was owned and controlled by R. Frank Meyer and Charles Tovey. In June 2000, we were advised that Cyntech Research & Engineering had transferred, in consideration of $300,000 and the assumption of its obligations under its agreement with us, all of its rights under its agreement with us and its rights in the Cyntech process to Windstar Research and Engineering, Ltd. Windstar may be deemed an affiliate of our Company because Windstar is owned by Tex-Oil, 20%, J.W. Feighner, Jr., 57.5%, and two other Cyntech stockholders 22.5%. In connection with that transfer and the preparation of this filing, we entered into new agreements with Windstar that replaced our previous agreement with Cyntech Research & Engineering.

         Our agreement with Windstar grants us the right for a period of 10 years, renewable at Windstar's option for two successive 10-year periods, to enter into licenses to use the Windstar ThermReTec(tm) technology in recycling plants developed by us. The Exclusive Option Agreement provides that each new plant using the Windstar ThermReTec(tm) process will require a separate license agreement to be entered into with the separate entity owning and operating the individual project. When a new license for a new plant is granted, we are required to pay an initial fee of $1.0 million for each plant processing either rubber or plastic feedstock as compensation for Windstar's assistance in site selection, permitting and engineering. We are also obligated to pay Windstar an ongoing license fee of 7% of the gross income from each plant during the life of the plant. We would owe an additional $500,000 license fee if a plant processing either rubber or plastic feedstock were expanded to process both. Under our agreement with Windstar, we were required to commence the construction of our first plant during 2001, and to commence construction of two plants in 2002, three plants in 2003, four plants in 2004, five plants in 2005, and six plants per year thereafter.

         Because we have failed to meet several of the requirements imposed on us by the Exclusive Option Agreement, Windstar has the right to deliver to us a notice of default that provides at least 180 days' notice of termination and allows us 90 days to cure the default and thereby prevent termination of the agreement. If Windstar delivers to us a notice of default and we are unable to cure that default, Windstar may terminate the agreement with 180 days' notice and we would thereafter lose access to the Windstar ThermReTec(tm) process. If Windstar were to deliver us a notice of default, we would currently be unlikely to be able to cure our default.

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


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are included as part of this report at the location indicated:

   Exhibit
   Number*                        Title of Document                                       Location
------------- ----------------------------------------------------------- ------------------------------------------
              Plan of Acquisition, Reorganization, Arrangement,
  Item 2.     Liquidation or Succession
------------- ----------------------------------------------------------- ------------------------------------------
    2.01      Exchange Agreement between Carbon Fiber Products, Inc.,     Incorporated by reference from the
              Cyntech Technologies, Inc., and the Shareholders of         registration statement on Form 10-SB
              Cyntech Technologies, Inc. dated effective November 30,     filed on March 16, 2001.
              1998

  Item 3.     Articles of Incorporation and Bylaws
------------- ----------------------------------------------------------- ------------------------------------------
    3.01      Articles of Incorporation, as amended to date               Incorporated by reference from the
                                                                          registration statement on Form 10-SB
                                                                          filed on March 16, 2001.

    3.02      Bylaws                                                      Incorporated by reference from the
                                                                          registration statement on Form 10-SB
                                                                          filed on March 16, 2001.

   Exhibit
   Number*                        Title of Document                                       Location
------------- ----------------------------------------------------------- ------------------------------------------
  Item 4.     Instruments Defining the Rights of Security Holders
------------- ----------------------------------------------------------- ------------------------------------------
    4.01      Specimen stock certificate                                  Incorporated by reference from Amendment
                                                                          No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.
  Item 10.    Material Contracts
------------- ----------------------------------------------------------- ------------------------------------------
   10.01      Settlement Agreement and Release between Cyntech            Incorporated by reference from the
              Technologies, Inc. and Optima Investments, Inc. dated       registration statement on Form 10-SB
              effective May 1, 1999                                       filed on March 16, 2001.

   10.02      Consulting Agreement dated January 5, 1998, by and          Incorporated by reference from the
              between Cyntech Technologies, Inc. and R. Frank Meyer       registration statement on Form 10-SB
                                                                          filed on March 16, 2001.

   10.03      Consulting Agreement dated January 5, 1998, by and          Incorporated by reference from the
              between Cyntech Technologies, Inc. and Charles Tovey        registration statement on Form 10-SB
                                                                          filed on March 16, 2001.

   10.04      Consulting Agreement dated October 1, 2000, by and          Incorporated by reference from the
              between Cyntech Technologies, Inc. and Laska &              registration statement on Form 10-SB
              Associates, Inc.                                            filed on March 16, 2001.

   10.05      Exclusive Option Agreement and Form of License Agreement    Incorporated by reference from the
              dated February 1, 2001, by and between Cyntech              registration statement on Form 10-SB
              Technologies, Inc. and Windstar Research and Engineering,   filed on March 16, 2001.
              Ltd.

   10.06      Nonbinding Engagement Letter for Financing from             Incorporated by reference from the
              Corpfinance International, Limited to Cyntech               registration statement on Form 10-SB
              Technologies, Inc. dated June 11, 1999                      filed on March 16, 2001.

   10.07      Convertible Promissory Note Due After May 1, 2002, to       Incorporated by reference from Amendment
              Laska & Associates                                          No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.

   10.08      Convertible Promissory Note Due After May 1, 2002, to       Incorporated by reference from Amendment
              R.F. Meyer                                                  No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.

   10.09      Convertible Promissory Note Due After May 1, 2002, to       Incorporated by reference from Amendment
              Century Caribbean, Ltd.                                     No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.

   Exhibit
   Number*                        Title of Document                                       Location
------------- ----------------------------------------------------------- ------------------------------------------
   10.10      Convertible Promissory Note Due After May 1, 2002, to       Incorporated by reference from Amendment
              Tex-Oil Chemical Limited Partnership, L.P.                  No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.

   10.11      Form of Option Agreement with Related Schedule              Incorporated by reference from Amendment
                                                                          No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.

   10.12      Assignment Agreement and Covenant Not to Sue dated March    Incorporated by reference from Amendment
              16, 2001                                                    No. 2 to the registration statement on
                                                                          Form 10-SB filed June 5, 2001.

   10.13      Forebearance Agreement and Covenant Not To Sue dated        Incorporated by reference from the
              March 16, 2001                                              annual report on Form 10-KSB filed on
                                                                          November 29, 2001.

   10.14      Assumption Agreement                                        Incorporated by reference from the
                                                                          annual report on Form 10-KSB filed on
                                                                          November 29, 2001.

   10.15      Promissory Note to Windstar Research and Engineering, Ltd.  Incorporated by reference from the annual report on Form 10-KSB filed on
                                                                          November 29, 2001.

   10.16      Promissory Note for $1,500,000 from R. Frank Meyer dated    Attached
              June 27, 2002

   10.17      Promissory Note for $500,000 from J. W. Feighner, Jr.       Attached
              dated June 27, 2002

   10.18      Promissory Note for $364,648 from R. Frank Meyer dated      Attached
              June 27, 2002

   10.19      Promissory Note for $200,000 from John Laska dated June     Attached
              27, 2002

   10.20      Promissory Note for $150,000 from Charles Tovey dated       Attached
              June 27, 2002

   10.21      Promissory Note for $100,000 from Isaiah Yancy dated June   Attached
              27, 2002

   10.22      Promissory Note for $73,084 from William F. Meyer dated     Attached
              June 27, 2002

   10.23      Promissory Note for $50,000 from Allen Esthay dated June    Attached
              27, 2002

   10.24      Promissory Note for $28,849 from Michael Dumdie dated       Attached
              June 27, 2002

   Exhibit
   Number*                        Title of Document                                       Location
------------- ----------------------------------------------------------- ------------------------------------------
  Item 21.    Subsidiaries of the Registrant
------------- ----------------------------------------------------------- ------------------------------------------
   21.01      Schedule of Subsidiaries                                    Incorporated by reference from the
                                                                          annual report on Form 10-KSB filed on
                                                                          November 29, 2001.
  Item 31.    Rule 13a-14(a)/15d-14(a) Certifications
------------- ----------------------------------------------------------- ------------------------------------------
   31.01      Certification of Principal Executive Officer and            Attached
              Principal Financial Officer Pursuant to Rule 13a-14

  Item 32.    Section 1350 Certifications
------------- ----------------------------------------------------------- ------------------------------------------
   32.01      Certification of Chief Executive Officer and Chief          Attached
              Financial Officer Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
              of 2002

--------------------
* All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

         (b) Reports on Form 8-K. During the quarter ended July 31, 2002, we filed the following report on Form 8-K:

               Date of Event Reported            Item(s) Reported
         --------------------------------  -------------------------------------

                   June 28, 2002             Item 7.  Exhibits
                                             Item 9.  Regulation FD Disclosure


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of the our annual financial statements for the fiscal year ended July 31, 2002, and for the reviews of the financial statements included in the our quarterly reports on Form 10-QSB for that fiscal year were approximately $19,000. The aggregate fees billed by Tanner + Co. for professional services rendered for the audit of the our annual financial statements for the fiscal year ended July 31, 2001, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for that fiscal year were approximately $15,000.

Audit Related Fees

         Tanner + Co. did not bill us for any professional services that were reasonably related to the performance of the audit or review of financial statements for either the fiscal year ended July 31, 2002, or the fiscal year ended July 31, 2001, that are not included under Audit Fees above.

Tax Fees

         Tanner + Co. did not bill us for any professional services for tax compliance, tax advice, or tax planning for either the fiscal year ended July 31, 2002, or the fiscal year ended July 31, 2001.

All Other Fees

         Tanner + Co. did not perform any services for us or charge any fees other than the services described above under "Audit Fees" for either the fiscal year ended July 31, 2002, or the fiscal year ended July 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CYNTECH TECHNOLOGIES, INC.


Date: March 30, 2004               By /s/ R. Frank Meyer
                                     -------------------------------------------
                                     R. Frank Meyer
                                     Its President and Chief Executive Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: March 30, 2004


                                      /s/ R. Frank Meyer
                                      ------------------------------------------
                                      R. Frank Meyer, Director and President
                                      (Chief Executive Officer and Chief
                                      Financial Officer)


                                      /s/ Michael Dumdie
                                      ------------------------------------------
                                      Michael Dumdie, Director



                                      /s/ J.W. Feighner, Jr.
                                      ------------------------------------------
                                      J.W. Feighner, Jr., Director


                                      /s/ William F. Meyer
                                      ------------------------------------------
                                      William F. Meyer, Director and Treasurer

CYNTECH TECHNOLOGIES, INC.
Financial Statements
July 31, 2002 and 2001


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

Independent Auditors' Report                                              F-2

Consolidated balance sheet                                                F-4

Consolidated statement of operations                                      F-5

Consolidated statement of stockholders' deficit                           F-6

Consolidated statement of cash flows                                      F-9

Notes to consolidated financial statements                               F-10


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Cyntech Technologies, Inc.



We have audited the accompanying consolidated balance sheet of Cyntech Technologies, Inc. and subsidiaries, (a developmental stage company), as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and cumulative amounts from December 31, 1997 (date of inception) through July 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyntech Technologies, Inc. and subsidiaries, as of July 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and cumulative amounts from December 31, 1997 (date of inception) through July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


--------------------------------------------------------------------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a deficit in working capital, a stockholders' deficit, and has incurred significant losses since inception. In addition, the Company is in default with its licensing agreement. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note
3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TANNER + CO.

/s/ TANNER + CO.

Salt Lake City, Utah
October 12, 2003

--------------------------------------------------------------------------------

                                                                                  CYNTECH TECHNOLOGIES, INC.
                                                                             (A Developmental Stage Company)
                                                                                  Consolidated Balance Sheet

                                                                                                    July 31,
------------------------------------------------------------------------------------------------------------

                                                                                2002            2001
                                                                           --------------------------------
         Assets

Current assets:
     Cash                                                                  $        25,000 $        26,000
                                                                           --------------------------------

                  Total current assets                                              25,000          26,000

Property and equipment, net                                                         11,000          21,000
                                                                           --------------------------------

                  Total assets                                             $        36,000 $        47,000
                                                                           ================================

-----------------------------------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit

Current liabilities
     Accounts payables                                                     $       468,000 $       360,000
     Accrued liabilities                                                           189,000         102,000
     Related party consulting fees payable                                         333,000               -
     Consulting fees payable                                                       209,000           8,000
     Notes payable                                                                  72,000          72,000
     Current portion of related party notes payable                              1,026,000         110,000
                                                                           --------------------------------

                  Total current liabilities                                      2,297,000         652,000

Related party notes payable                                                        180,000         180,000
                                                                           --------------------------------

                  Total liabilities                                              2,477,000         832,000
                                                                           --------------------------------

Commitments and contingencies                                                            -               -

Stockholders' deficit:
     Preferred stock, $.001 par value, 5,000,000 shares authorized,
        no shares issued and outstanding                                                 -               -
     Common stock, $.001 par value 100,000,000 shares authorized,
        46,236,263 shares and 36,606,780 shares issued and outstanding
        at July 31, 2002 and 2001, respectively                                     46,000          37,000
     Additional paid-in capital                                                  8,744,000       5,373,000
     Subscription notes receivable                                              (3,032,000)              -
     Deficit accumulated during the development stage                           (8,199,000)     (6,195,000)
                                                                           --------------------------------

                  Total stockholders' deficit                                   (2,441,000)       (785,000)
                                                                           --------------------------------

                  Total liabilities and stockholders' deficit              $        36,000 $        47,000
                                                                           ================================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                               F-4

                                                                                         CYNTECH TECHNOLOGIES, INC.
                                                                                    (A Developmental Stage Company)
                                                                               Consolidated Statement of Operations
-------------------------------------------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                             Amounts from
                                                                                              December 31,
                                                            Years Ended July 31,             1997 (Date of
                                                      ----------------------------------     Inception) to
                                                            2002             2001            July 31, 2002
                                                      -----------------------------------------------------
Sales                                                 $               -  $            -  $               -
                                                      -----------------------------------------------------

Consulting expense                                              242,000         122,000          1,296,000

Related party consulting expense                                406,000         322,000          1,457,000

License fee - related party                                     900,000         100,000          1,000,000

General and administrative expenses                             293,000         476,000          3,799,000

Impairment of deposit for potential acquisition                       -               -             76,000
                                                      -----------------------------------------------------

                  Loss from operations                       (1,841,000)     (1,020,000)        (7,628,000)

Other income                                                          -               -             30,000
Interest expense                                               (163,000)       (219,000)          (601,000)
                                                      -----------------------------------------------------

                  Loss before income taxes                   (2,004,000)     (1,239,000)        (8,199,000)

Income tax benefit                                                    -               -                  -
                                                      -----------------------------------------------------

                  Net loss                            $      (2,004,000) $   (1,239,000) $      (8,199,000)
                                                      =====================================================

Loss per share - basic and diluted                    $            (.05) $         (.04)
                                                      ==================================

Weighted average shares - basic and diluted                  37,769,000      30,844,000
                                                      ==================================

----------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                 F-5

                                                                                                         CYNTECH TECHNOLOGIES, INC.
                                                                                                    (A Developmental Stage Company)
                                                                                    Consolidated Statement of Stockholders' Deficit

                                                                                              December 31, 1997 (Date of Inception)
                                                                                                    to January 31, 2002 (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                Preferred Stock      Common Stock        Additional     During the
                                ------------------------------------      Paid-In      Development    Subscription
                                Shares  Amount     Shares     Amount      Capital         Stage         Receivable       Total
                                ---------------------------------------------------------------------------------------------------
Balance at December 31, 1997
 (date of inception)                 - $      -           - $      -  $            - $            - $             -  $           -

Issuance of common stock for:
 Cash ($.005 per share)              -        -  25,204,575   25,000          92,000              -               -        117,000
 Services ($2.38 per share)          -        -     692,830    1,000       1,649,000              -               -      1,650,000

Net loss                             -        -           -        -               -     (1,982,000)              -     (1,982,000)

Balance at July 31, 1998             -        -  25,897,405   26,000       1,741,000     (1,982,000)              -       (215,000)

Issuance of common stock for:
 Cash ($.97 per share)               -        -      66,224        -          64,000              -               -         64,000
 Services ($.71 per share)           -        -     864,188    1,000         611,000              -               -        612,000
 Deposit ($1.17 per share)           -        -     300,000        -         350,000              -               -        350,000

Acquisition of Carbon Fiber
 Products, Inc. (see note 1)         -        -   3,100,000    3,000       (247,000)              -               -       (244,000)

Issuance of common stock
 options                             -        -           -        -          27,000              -               -         27,000

Net loss                             -        -           -        -               -     (1,671,000)              -     (1,671,000)

Balance at July 31, 1999             -        -  30,227,817   30,000       2,546,000     (3,653,000)              -     (1,077,000)

Issuance of common stock for:
 Services ($.34 per share)           -        -      26,666        -           9,000              -               -          9,000
 Exercise of stock options
  (.10 per share)                    -        -     100,000        -          10,000              -               -         10,000

Net loss                             -        -           -        -               -     (1,303,000)              -     (1,303,000)
                                ---------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-6

                                                                                                          CYNTECH TECHNOLOGIES, INC.
                                                                                                     (A Developmental Stage Company)
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                                           Continued

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                Preferred Stock      Common Stock        Additional     During the
                                ------------------------------------      Paid-In      Development    Subscription
                                Shares  Amount     Shares     Amount      Capital         Stage         Receivable       Total
                                ---------------------------------------------------------------------------------------------------
Balance at July 31, 2000             -        -  30,354,483   30,000       2,565,000     (4,956,000)              -     (2,361,000)

Issuance of common stock for:
 Cash ($.25 per share)               -        -     200,000        -          50,000              -               -         50,000
 Cash ($.35 per share)               -        -     300,000    1,000         104,000              -               -        105,000

Exercise of stock options:
 ($.20 per share)                    -        -     637,500    1,000         137,000              -               -        138,000
 ($.25 per share)                    -        -      61,543        -          15,000              -               -         15,000

Services ($.50 per share)            -        -      10,000        -           5,000              -               -          5,000

Payment of related party notes
 payable:
  ($.50 per share)                   -        -     774,477    1,000         387,000              -               -        388,000
  ($.30 per share)                   -        -     100,000        -          30,000              -               -         30,000

Payment of related party
 consulting fees payable
 ($.50 per share)                    -        -      50,000        -          25,000              -               -         25,000

Payment of related party
 convertible debt
 ($.50 per share)                    -        -     561,239    1,000         280,000              -               -        281,000

Transfer of related party
 convertible debt
 ($.50 per share)                    -        -   1,197,982    1,000         598,000              -               -        599,000

Transfer of convertible debt
 ($.50 per share)                    -        -   1,112,871    1,000         555,000              -               -        556,000

Transfer of related party
 consulting fees payable
 ($.50 per share)                    -        -     853,939    1,000         426,000              -               -        427,000

Transfer of consulting fees
 payable ($.50 per share)            -        -     392,746        -         196,000              -               -        196,000



------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-7

                                                                                                          CYNTECH TECHNOLOGIES, INC.
                                                                                                     (A Developmental Stage Company)
                                                                                     Consolidated Statement of Stockholders' Deficit
                                                                                                                           Continued

------------------------------------------------------------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                Preferred Stock      Common Stock        Additional     During the
                                ------------------------------------      Paid-In      Development    Subscription
                                Shares  Amount     Shares     Amount      Capital         Stage         Receivable       Total
                                ---------------------------------------------------------------------------------------------------
Net loss                             -        -           -        -               -     (1,239,000)              -     (1,239,000)
                                ---------------------------------------------------------------------------------------------------

Balance at July 31, 2001             -        -  36,606,780   37,000       5,373,000     (6,195,000)              -       (785,000)

Issuance of common stock for:
 Cash ($.35 per share)               -        -     100,000        -          35,000              -               -         35,000
 Cash ($.20 per share)               -        -      25,000        -           5,000              -               -          5,000
 Cash ($.25 per share)               -        -     961,000    1,000         233,000              -               -        234,000
 Cash ($.001 per share)              -              225,000        -               -              -               -              -

Issuance of common stock for
 Notes receivable ($.20 per
  share)                             -        -   2,823,242    3,000         562,000              -        (565,000)             -
 Notes receivable ($.50 per
  share)                             -        -   4,300,000    4,000       2,146,000              -      (2,150,000)             -
 Notes receivable ($.25 per
  share)                             -        -     919,241    1,000         229,000              -        (230,000)             -
 Notes receivable ($.35 per
  share)                             -        -     250,000        -          87,000              -         (87,000)             -

Issuance of stock for
 Services ($.25 per share)           -        -      36,000        -           9,000              -               -          9,000
 Services ($.50 per share)           -        -      40,000        -          20,000              -               -         20,000

Extension of stock options           -        -           -        -          31,000              -               -         31,000

Cancellation of stock issued
 in prior year                       -        -    (50,000)        -               -              -               -              -

Adjustment to payables assumed
 in reverse merger                   -        -           -        -          14,000              -               -         14,000

Net loss                             -        -           -        -               -     (2,004,000)              -     (2,004,000)
                                ---------------------------------------------------------------------------------------------------

Balance at July 31, 2002             - $      -  46,236,263  $46,000  $    8,744,000  $  (8,199,000) $   (3,032,000) $  (2,441,000)
                                ===================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                     F-8

                                                                                    CYNTECH TECHNOLOGIES, INC.
                                                                               (A Developmental Stage Company)
                                                                          Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------


                                                                     Year Ended             Cumulative
                                                                      July 31,                Amounts
                                                             --------------------------- Through July 31,
                                                                 2002          2001            2002
                                                             ----------------------------------------------
Cash flows from operating activities:
     Net loss                                                 $ (2,004,000) $ (1,239,000)     $ (8,199,000)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation                                               10,000         8,000            36,000
         Bad debt expense                                                -             -             9,000
         Write-off of deposits                                           -             -            76,000
         Stock issued for services                                  29,000         5,000         2,578,000
         Related party note payable issued for services                  -       180,000           180,000
         Related party note payable issued for license
           fee expense                                             900,000       100,000         1,000,000
         Stock option expense                                       31,000             -            58,000
         (Increase) decrease in receivables                              -             -            (2,000)
         Increase (decrease) in:
              Accounts payable                                     122,000        59,000           300,000
              Consulting fees payable                              534,000       218,000         1,010,000
              Accrued liabilities                                   87,000       364,000         1,833,000
                                                             ----------------------------------------------

                  Net cash used in
                  operating activities                            (291,000)     (305,000)       (1,121,000)
                                                             ----------------------------------------------

Cash flows from investing activities-
     purchase of property and equipment                                  -        (4,000)          (47,000)
                                                             ----------------------------------------------

Cash flows from financing activities:
     Increase in related party note payable                         24,000        42,000           412,000
     Payment on related party note payable                          (8,000)      (16,000)          (24,000)
     Increase in notes payable                                           -             -            47,000
     Payment on notes payable                                            -       (15,000)          (15,000)
     Issuance of common stock                                      274,000       308,000           773,000
                                                             ----------------------------------------------

                  Net cash provided by
                  financing activities                             290,000       319,000         1,193,000
                                                             ----------------------------------------------

Net increase (decrease) in cash                                     (1,000)       10,000            25,000

Cash, beginning of period                                           26,000        16,000                 -
                                                             ----------------------------------------------

Cash, end of period                                           $     25,000  $     26,000      $     25,000
                                                             ----------------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                            F-9

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements

                                                          July 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  Organization  On December 22, 1998, Cyntech Technologies, Inc. (formerly
    and           Carbon Fiber Products, Inc.) (CTI) purchased Cyntech
    Presentation  Technologies - Nevada (CTI-Nev) and Cyntech of Chambers County
                  (the Acquirees) (collectively the Company). The terms of the agreement provide that the Acquirees will be wholly-owned subsidiaries of CTI, and the stockholders of the Acquirees received 25,900,000 shares of CTI common stock.

                  The consolidated financial statements at July 31, 2002 and 2001 assumes the acquisition of CTI by the Acquirees occurred December 31, 1997 (date of inception). Because the shares issued in the acquisition of the Acquirees represent control of the total shares of CTI's common stock issued and outstanding immediately following the acquisition, the Acquirees are deemed for financial reporting purposes to have acquired CTI in a reverse acquisition. The business combination has been accounted for as a recapitalization of CTI giving effect to the acquisition of 100% of the outstanding common shares of the Acquirees. The surviving entity reflects the assets and liabilities of CTI and the Acquirees at their historical book value. The issued common stock is that of CTI and the historical results of operations are those of the Acquirees from December 31, 1997 (date of inception) through December 22, 1998 (date of acquisition) and those of the combined entities subsequent to December 22, 1998.

                  The Company has acquired the rights to certain technology (see "Licensing Agreement" in Note 14) that it intends to use to develop and operate plants to produce marketable petrochemical fuel products and scrap steel through recycling hydrocarbon-based products such as tires or plastics.

2.  Summary of    Principles of Consolidation
    Significant   ---------------------------
    Accounting    The consolidated financial statements include the accounts of
    Policies      the Company, and its consolidated subsidiaries. All
                  significant intercompany balances and transactions have been eliminated.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Summary of    Development Stage Company
    Significant   -------------------------
    Accounting    The Company is considered a development stage Company as
    Policies      defined in SFAS No. 7. The Company has, at the present time,
    Continued     not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

                  Concentration of Credit Risk
                  ----------------------------
                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Cash and Cash Equivalents
                  -------------------------
                  For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                  Property and Equipment
                  ----------------------
                  Property and equipment are recorded at cost less accumulated depreciation. Depreciation on property and equipment are determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

                  Revenue Recognition
                  -------------------
                  Since the Company has not reported any revenues, the revenue recognition policy is prospective in nature. The Company intends to recognize revenue through the sale of recycled petrochemical fuel products and disposal fees for such materials such as tires or plastics.

                  Revenue will be recognized upon shipment of product or performance of services.

                  Income Taxes
                  ------------
                  Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.  Summary of    Loss Per Share
    Significant   --------------
    Accounting    The computation of basic loss per common share is based on the
    Policies      weighted average number of shares outstanding during the
    Continued     period.

                  The computation of diluted loss per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Options to purchase 595,440 shares and 3,510,838 shares of common stock at prices ranging from $.001 to $.50 per share and options to purchase 3,000,000 shares and 3,000,000 shares of convertible preferred stock at $.50 per share were outstanding at July 31, 2002 and 2001, respectively, but were not included in the diluted loss per share calculation because the effect would have been antidilutive.

                  Use of Estimates in Financial Statements
                  ----------------------------------------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


3.  Going         As of July 31, 2002, the Company's revenue generating
    Concern       activities were not in place, and the Company has incurred significant losses in all periods since inception and current liabilities exceed current assets. In addition, the Company is in default on its licensing agreement (see Note 14). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.  Subscription  During the year ended July 31, 2002, the Company recorded
    Notes         notes receivable as follows:
    Receivable
                      o $1,865,000 from the President and Chief Executive Officer as consideration for stock issued upon the exercise of stock options (1,185,742 shares at an exercise price of $.20) and the purchase of common stock (3,000,000 shares at $.50 per share and 637,500 at $.20 per share).

                      o $852,000 from members of the board of directors and officers of the Company as consideration for stock issued upon the exercise of stock options (1,150,000 shares at $.50 per share and 407,729 shares at $.25 per share) and the purchase of common stock (250,000 shares at $.25 per share, 250,000 shares at $.35 per share, and 50,000 shares at $.50 per share).

                      o $65,000 from a former member of the board of directors as consideration for stock issued upon the exercise of stock options to purchase 261,512 shares at $.25 per share.

                      o $250,000 from shareholders / consultants as consideration for stock issued upon the exercise of stock options to purchase 1,000,000 shares at $.20 per share; and 100,000 shares at $.50 per share.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.  Property      Property and equipment consists of the following:
    and
    Equipment
                                                     July 31,
                                         ----------------------------------
                                               2002            2001
                                         ----------------------------------
Computer equipment                        $        17,000 $         17,000
Job site trailer                                   30,000           30,000
                                         ----------------------------------
                                                   47,000           47,000
Less accumulated depreciation
  and amortization                                (36,000)         (26,000)
                                         ----------------------------------
                                          $        11,000 $         21,000
                                         ==================================

6.  Notes         Notes payable consist of the following:
    Payable

                                                        July 31,
                                            ----------------------------------
                                                  2002             2001
                                            ----------------------------------
Unsecured note payable to a minor
shareholder of the Company bearing interest
at 12%, due on demand                        $         40,000  $       40,000

Unsecured interest bearing note payable to
an individual bearing interest at 10%, due
on demand                                              25,000          25,000

Unsecured interest bearing note payable to
a Company bearing interest at 10%, due on
demand                                                  7,000           7,000
                                            ----------------------------------
                                             $         72,000  $       72,000
                                            ==================================

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.  Related       Related party notes payable consist of the following:
    Party Notes
    Payable

                                                                                        July 31,
                                                                         ---------------------------------
                                                                               2002                2001
                                                                         ---------------------------------
                     Unsecured notes payable to Windstar Research
                     and Engineering, Ltd. (Windstar), an
                     affiliated company controlled by a number of
                     shareholders, officers, and directors of the
                     Company (see notes 13 and 14) bearing
                     interest at 12%, due on demand after May 2, 2002     $  1,000,000         $   100,000

                     Unsecured note payable to Windstar, bearing
                     interest at 12%, due on demand after August
                     1, 2003                                                   180,000             180,000

                     Unsecured notes payable to an entity
                     controlled by the spouse of an
                     officer/majority shareholder, bearing
                     interest at 9%, due on demand                              16,000                   -

                     Unsecured note payable to a director/ minor
                     shareholder bearing interest at 9%, due on
                     demand                                                     10,000              10,000
                                                                          ----------------------------------
                                                                             1,206,000             290,000

                     Less current portion                                   (1,026,000)           (110,000)
                                                                          ----------------------------------
                                                                          $    180,000         $   180,000
                                                                          ==================================

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

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.  Income        The benefit for income taxes is different from amounts which
    Taxes         would be provided by applying the statutory federal income tax rate to loss before benefit for income taxes for the following reasons:

                                                                                 Cumulative
                                                                                Amounts from
                                                                                December 31,
                                                                               1997 (date of
                                                      Year Ended July 31,      inception) to
                                                 ------------------------------
                                                      2002          2001       July 31, 2002
                                                 ----------------------------------------------
                  Income tax benefit at
                    statutory rate                $     681,000  $     387,000  $    2,788,000
                  Expense due to extension
                    of stock options                    (10,000)             -         (10,000)
                  Other                                       -              -         (35,000)
                  Change in valuation allowance        (671,000)      (387,000)     (2,743,000)
                                                 ----------------------------------------------
                                                  $          -   $           -  $            -
                                                 ==============================================
                  Deferred tax assets (liabilities) consist of the following:

                                                                        July 31,
                                                           ----------------------------------
                                                                 2002            2001
                                                           ----------------------------------
                  Net operating loss carryforward           $     2,559,000  $     2,069,000
                  Consulting fees accrued but
                    not paid                                        184,000            3,000
                  Valuation allowance                            (2,743,000)      (2,072,000)
                                                           ----------------------------------
                                                            $             -  $             -
                                                           ==================================

                  At July 31, 2002, the Company has net operating loss carryforwards available to offset future taxable income of approximately $7,500,000, which will begin to expire in 2018. The utilization of the net operating loss carryforward is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a change in ownership.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.  Preferred     The Company has authorized 5,000,000 shares of preferred stock
    Stock         with a par value of $.001, for issuance. Each share of
                  preferred stock is convertible into one share of common stock.
                  As of July 31, 2002, there were no preferred shares issued or outstanding. During the year ended July 31, 2001, the Company granted options to purchase 3,000,000 shares of preferred stock at $.50 per share to an officer/director of the Company.

10. Supplemental  Actual amounts paid for interest and income taxes are as
    Cash Flow     follows:
    Disclosure

                                                                            Cumulative
                                                                           Amounts from
                                                                            December 31,
                                              Year Ended July 31,          1997 (date of
                                       -------------------------------     inception) to
                                              2002             2001         July 31, 2002
                                       ---------------------------------------------------
                  Interest              $        1,000 $        2,000  $            6,000
                                       ===================================================

                  Income taxes          $            - $            -  $                -
                                       ===================================================

                  During the year ended July 31, 2002:

                       o The Company issued 8,292,483 restricted shares of common stock (4,823,242 to the President and Chief Executive Officer and 2,107,729 to board members or officers) in exchange for long-term notes receivable in the amount of $3,032,000 ($1,865,000 from the
                           President and Chief Executive Officer and $852,000 from board members or officers), due on or before June 27, 2005, with interest at 3.5%.

                       o The Company reduced accounts payable and increased additional paid-in capital for $14,000 due to an adjustment to the payable balances assumed in the reverse merger transaction.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

10. Supplemental  During the year ended July 31, 2001:
    Cash Flow
    Disclosure         o   The Company paid related party notes of $418,000,
    Continued              including interest, through the issuance of 874,477
                           shares of common stock.

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

                       o The Company transferred long-term convertible debt and consulting fees payable, including accrued interest, in the amount of $1,155,000 ($599,000 related party) and $623,000 ($427,000 related party), respectively, to Windstar Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company, and issued, as consideration for Windstar's assumption of such liabilities, 3,557,538 shares of common stock.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11. Stock         Information regarding common stock options is summarized
    Options       below:

                                                                                      Range of
                                                                    Number of         Exercise
                                                                     Options           Prices
                                                              ----------------------------------
                     Outstanding at July 31, 2000                      698,320  $    .001 - .25
                          Granted                                    3,561,562       .25  - .50
                          Exercised                                   (749,044)      .20  - .50
                          Expired                                            -                -
                                                              ----------------------------------

                     Outstanding at July 31, 2001                    3,510,838       .001 - .50
                          Granted                                    1,473,091       .25  - .50
                          Exercised                                 (4,350,033)      .001 - .50
                          Expired                                            -                -
                                                              ----------------------------------

                     Outstanding at July 31, 2002                      633,896  $           .25
                                                              ==================================

                  In addition, there were options to purchase 3 million shares of preferred stock at $.50 per share outstanding at July 31, 2002 and 2001 (see Note 9).

12. Stock-Based   The Company has adopted the disclosure only provisions of
    Compensation  Statement of Financial Accounting Standards (SFAS) No. 123,
                  Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements for common stock equivalents issued to employees at or above the market price of the stock on the date of the grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards, consistent with the provisions of SFAS No. 123, the Company's loss and loss per share would be as follows:

                                                            Year Ended        Year Ended
                                                           July 31, 2002    July 31, 2001
                                                         ------------------------------------
                  Net loss - as reported                  $    (2,004,000)  $    (1,139,000)
                  Net loss - pro forma                    $    (2,146,000)  $    (1,744,000)
                  Loss per share - as reported            $          (.05)  $          (.04)
                  Loss per share - pro forma              $          (.06)  $          (.06)
                                                         ------------------------------------

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12. Stock-Based   The fair value of each option grant is estimated on the date
    Compensation  of grant using the Black-Scholes option pricing model with the
    Continued     following assumptions:

                  Expected dividend yield                    $         -
                  Expected stock price volatility                    189%
                  Risk-free interest rate                           3.36%
                  Expected life of options                   3 to 5 years

                  The weighted average fair value of options granted during 2002 and 2001 was $.12 and $.19, respectively.

                  The following table summarizes information about common stock options outstanding at July 31, 2002:

                                        Options and Warrants             Options and Warrants
                                            Outstanding                       Exercisable
                              --------------------------------------------------------------------
                                              Weighted
                                               Average
                                  Number      Remaining    Weighted      Number       Weighted
                    Range of   Outstanding   Contractual    Average    Exercisable    Average
                    Exercise        at          Life       Exercise        at         Exercise
                     Prices      7/31/02       (Years)       Price       7/31/02       Price
                  --------------------------------------------------------------------------------
                  $     .25      633,896        2.75          .25        633,896        .25
                  ================================================================================

13. Related       During the year ended July 31, 2002:
    Party
    Transactions      o    The Company recorded related party notes payable in
                           the amount of $900,000 to Windsor Research &
                           Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers and directors of the Company, to record the license fee, required under the Licensing Agreement, for the exclusive right to certain technologies as described in Note
                           14.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Related       o    The Company issued 4,823,242 shares of restricted
    Party              common stock to its President and Director in
    Transactions       exchange for related party notes receivable in the
    Continued          amount of $1,865,000, due on or after June 27, 2005.
                       The Company also issued 2,107,729 shares of restricted common stock to four officers and/or directors for vested stock options in exchange for related party notes receivable, in the amount of $852,000, due on or after June 27, 2005.

                  o The Company received cash of $167,000 from the President and Director, and other officers and/or directors, in exchange for 651,000 shares of restricted common stock of the Company.

                  o The Company paid for related party consulting services in the amount of $16,000 rendered by an officer through the issuance of 32,000 shares of restricted common stock of the Company.

                  During the year ended July 31, 2001:

                  o The Company recorded related party notes payable in the amount of $100,000 to Windsor Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers and directors of the Company, to record the license fee, required under the Licensing Agreement, for the exclusive right to certain technologies as described in Note 14.

                  o The Company received cash of $16,000 from an entity controlled by the spouse of an officer/majority shareholder in exchange for a note payable. These advances were paid by the issuance of common stock.

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

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13. Related           o    The Company accrued $305,000 of consulting fees
    Party                  liabilities to officers of the Company. These
    Transactions           payables were transferred to Windstar Research &
    Continued              Engineering, Ltd., an affiliated company controlled
                           by a number of shareholders, officers, and directors of the Company.

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

                      o The Company transferred related party long-term convertible debt and related party consulting fees payable, including accrued interest, in the amount of $599,000 and $427,000, respectively, to Windstar Research & Engineering, Ltd., an affiliated company controlled by a number of shareholders, officers, and directors of the Company, through the issuance of 2,051,921 shares of common stock.

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

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   Licensing Agreement
    and           -------------------
    Contingencies The Company has entered into a license agreement with Windstar
                  Research and Engineering, Ltd. (Windstar), an affiliated company controlled by a number of shareholders, officers, and directors of the Company, which grants the Company the exclusive right to certain technologies developed by another company relating to the design, manufacture, and operation of facilities to recover petrochemical feedstock from waste rubber and plastics. Under the agreement, the Company is obligated to pay $1,000,000 for Phase I for each plant or facility constructed to use the licensed technology. An additional $500,000 shall be required for each additional development phase constructed. In addition the Company shall pay a monthly license fee of 7% of gross income to the licensor for each plant.

                  The Company is required to commence building the following numbers of new plants within the first five years as follows:

                  Year 2001 - One plant.
                  Year 2002 - Two plants.
                  Year 2003 - Three plants.
                  Year 2004 - Four plants.
                  Year 2005 - Five plants.
                  Year 2006 and thereafter - Six plants per year.

                  During the year ended July 31, 2001, the Company was required to pay an initial $100,000 of the total license fee for the plant scheduled to commence in 2001. The Company issued a note payable in the amount of $100,000 as consideration for this obligation. Subsequent to July 31, 2001, the Company failed to make required payments under the licensing agreement in the amounts of $250,000 and $500,000, and is therefore in default under the licensing agreement. As of October 12, 2003, the Company has not commenced construction of the first plant as required by the agreement nor the plants required in 2002 and 2003.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   Licensing Agreement - Continued
    and           -------------------------------
    Contingencies On November 19, 2001, the Company and Windstar entered into a
    Continued     forbearance agreement in which Windstar agreed that until
                  August 1, 2003 it will not terminate the license agreement or exercise any of its rights or remedies provided in the agreement related to the Company's defaults in failing to commence construction of new facilities in 2001 and 2002, and failing to make payments of $250,000, $500,000, and $100,000 due on August 1, 2001, August 31, 2001, and May 2, 2002, respectively.

                  During the year ended July 31, 2002, the Company recorded notes payable to Windstar in the amount of $900,000 due on demand after May 2, 2002.

                  The Company expensed the purchase of the license agreement $900,000 in 2002 and $100,000 in 2001.

                  Consulting Agreements
                  ---------------------
                  The Company has a consulting agreement with an officer/shareholder, which requires minimum annual payments of $144,000 and reimbursable costs of $18,000 a year for office and vehicle lease. The agreement expires on December 31, 2007.

                  The Company has a consulting agreement with a firm, which requires minimum annual payments of $63,000. The firm was also granted 1,000,000 stock options which expire December 31, 2004. The agreement expired on September 30, 2002.

                  The Company has a consulting agreement with an officer/shareholder, which requires minimum annual payments of $12,000 and reimbursable costs of $8,600 a year for office and vehicle lease. The agreement expires on December 31, 2007.

--------------------------------------------------------------------------------

                                                      CYNTECH TECHNOLOGIES, INC.
                                                 (A Developmental Stage Company)
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14. Commitments   Contingencies
    and           -------------
    Contingencies During the year ended July 31, 2001, the Company entered into
    Continued     an agreement wherein related party long-term convertible debt of $599,000, including interest, non-related party long-term convertible debt of $556,000, including interest, related party consulting fees payable of $427,000, including interest, and non-related party consulting fees of $196,000, including interest, were transferred to Windstar Research & Engineering, Ltd. (Windstar). As consideration for this transaction, the Company issued 3,557,538 shares of common stock to Windstar.
                  Windstar is controlled by certain officers, directors, and shareholders of the Company.

                  The Company may be contingently liable for these amounts due to the related party nature of the transaction and because the individual debt holders have not released the Company from liability.

                  The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business. The Company is currently not aware of any such item which it believes could have a material affect on its financial position.

15. Fair Value    The Company's financial instruments consist of cash, payables,
    of            and notes payable. The carrying amount of cash and payables
    Financial     approximates fair value because of the short-term nature of
    Instruments   these items. The carrying amount of notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

--------------------------------------------------------------------------------
                                                                            F-25